Form 10QSB
period 2004-04-30
TAMARACK VENTURES INC
filed 2004-06-28
CIK 1258383

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the nine month period ended April 30, 2004.

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number       333-110363
                                         ---------------------



                             TAMARACK VENTURES, INC.
         ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      41-2052984
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


21 Falcon Avenue, Box 1135
Manitouwadge, Ontario, Canada                              P0T 2C0
---------------------------------------           -------------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code:          604-826-2922
                                                  -------------------------


                                      None
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,320,000 Shares of $0.001 par value common stock outstanding as of June 23, 2004.

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                                        April 30,        July 31,
                                                                                          2004             2003
                                                                                            $                $
                                                                                       ----------        ---------
                                                                                      (Unaudited)        (Audited)
ASSETS

Current Assets

Cash                                                                                       2,052            10,014
----------------------------------------------------------------------------------------------------------------------


Total Assets                                                                               2,052            10,014
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities

Accounts payable                                                                           1,750                 -
Accrued liabilities                                                                        2,250             4,000
Due to related parties (Notes 3(a) and (c))                                                4,650               226
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                          8,650             4,226
----------------------------------------------------------------------------------------------------------------------


Contingencies (Note 1)

Stockholders' (Deficit) Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value
6,320,000 shares issued and outstanding                                                    6,320             6,320

Additional Paid in Capital                                                                30,930            30,930

Donated Capital  (Notes 3(b) and (c))                                                     38,000            19,500

Deficit Accumulated During the Exploration Stage                                         (81,848)          (50,962)
----------------------------------------------------------------------------------------------------------------------

Total Stockholders' (Deficit) Equity                                                      (6,598)            5,788
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' (Deficit) Equity                                       2,052            10,014
======================================================================================================================







    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

                                           Accumulated From       For the       For the        For the        For the
                                             June 27, 2002      Three months  Three months   Nine months    Nine months
                                          (Date of Inception)      ended         ended          ended          ended
                                             to April 30,        April 30,     April 30,      April 30,      April 30,
                                                 2004               2004          2003          2004           2003
                                                   $                 $             $              $              $

Revenue                                              -               -             -            -              -
--------------------------------------------------------------------------------------------------------------------------

Expenses

Interest and bank charges                           25               -             -             -              -
Licenses, dues and fees                            275               -             -             -            190
Management fees (Note 3(b))                     22,000           3,000         3,000         9,000          9,000
Mineral property costs (Note 4)                 24,572              42        15,250           276         15,250
Office and miscellaneous                         1,762             289           410           639            797
Professional fees (Note 3(c))                   17,130           3,350           235        12,475            235
Rent (Note 3(b))                                11,000           1,500         1,500         4,500          4,500
Telephone                                        2,061             303           221           973            669
Transfer agent and filing fees                   3,023           1,767             -         3,023              -
--------------------------------------------------------------------------------------------------------------------------

                                                81,848          10,251        20,616        30,886         30,641
--------------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                        (81,848)        (10,251)      (20,616)      (30,886)       (30,641)
==========================================================================================================================


Net Loss Per Share - Basic and Diluted                               -             -             -          (0.01)
==========================================================================================================================


Weighted Average Shares Outstanding                          6,320,000      5,724,000     6,320,000       4,007,000
==========================================================================================================================











    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

                                                                                 For the             For the
                                                                               Nine months         Nine months
                                                                                  ended               ended
                                                                                April 30,           April 30,
                                                                                   2004               2003
                                                                                    $                   $

Cash Flows Used In Operating Activities

  Net loss for the period                                                         (30,886)           (30,641)

Adjustments to reconcile net loss to cash:
  Common shares issued for mineral property                                             -             12,750
  Donated services and rent                                                        18,500             13,500

Change in operating assets and liabilities:
Increase in due to related parties                                                  4,424                191
------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                              (7,962)            (4,200)
------------------------------------------------------------------------------------------------------------------


Cash Flows From Financing Activities
    Proceeds from common stock subscriptions                                            -              9,850
------------------------------------------------------------------------------------------------------------------

Net Cash Flows Provided by Financing Activities                                         -              9,850
------------------------------------------------------------------------------------------------------------------

(Decrease) Increase in Cash                                                        (7,962)             5,650

Cash - Beginning of Period                                                         10,014              2,730
------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                2,052              8,380
==================================================================================================================


Supplemental Disclosures
 Interest paid                                                                          -                  -
 Income taxes paid                                                                      -                  -
==================================================================================================================







    (The accompanying notes are an integral part of the financial statements)

1.   Exploration Stage Company

     The Company was incorporated in the State of Nevada on June 27, 2002. The Company has acquired a 100% interest in one mineral claim, and has an option to acquire a 100% interest in an additional two mineral claims located in the Sault Ste. Marie Mining Division, Ontario, Canada.

     The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7. The Company's principal business is the exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

     These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2004, the Company has a working capital deficiency of $6,598, and has accumulated losses of $81,848 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an amended SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission on May 6, 2004 to register 3,170,000 shares of common stock for resale by existing shareholders of the Company. The SB-2 was declared effective on May 14, 2004. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.   Summary of Significant Accounting Policies

a)       Basis of Presentation

         These interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is July 31.

b)       Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)       Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)       Mineral Property Costs

         The Company is in the exploration stage and all costs relating to the acquisition and exploration of mineral property claims are charged to operations as incurred.

e)       Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)       Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)       Financial Instruments

         The fair values of cash and equivalents, accrued liabilities and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

h)       Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)       Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)       Recent Accounting Pronouncements

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

     k)  Interim Financial Statements

         These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Related Party Balances/Transactions

a) The President of the Company paid for certain expenses on behalf of the Company during the nine months ended April 30, 2004 amounting to $1,819 (April 30, 2003 - $1,386). The President also advanced $2,000 to the Company during the period. The amount owing at April 30, 2004 to the President of $2,160 (July 31, 2003 - $226) is unsecured, non-interest bearing and has no terms of repayment.

b) The President provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $500 per month. During the nine months ended April 30, 2004 the President donated services of $9,000 (April 30, 2003
         - $9,000) and donated rent of $4,500  (April 30, 2003 - $4,500).  These amounts were charged to operations and recorded as donated capital.

c) A Director of the Company paid for an expense on behalf of the Company amounting to $500 and advanced $1,990 (CAD$2,700) to the Company during the nine months ended April 30, 2004. The amount owing at April 30, 2004 of $2,490 is unsecured, non-interest bearing and has no terms of repayment. Also, this director provided donated professional services for the nine-month period ended April 30, 2004 totalling $5,000 (April 30, 2003 - $NIL). This amount was charged to operations and recorded as donated capital.

4.   Mineral Properties

a) The Company entered into a mineral property option agreement dated December 1, 2002 with Raven Resources Inc. ("Raven") whereby the Company was granted an option to acquire a 100% interest in two mineral claims located in the Sault Ste. Marie Mining Division, Ontario, Canada. In order to acquire a 100% interest in these claims, the Company must issue 250,000 shares of common stock (issued), pay $35,000 in various stages to December 1, 2005 ($2,500 paid), and incur at least $50,000 in exploration costs by December 1, 2005. If the Company exercises the option, the claims will be subject to a 2% net smelter returns royalty and a 2% gross overriding royalty on diamond production. Advance net smelter returns royalty payments of $10,000 are due on December 1 each year commencing December 1, 2005.

b) The Company entered into an agreement dated April 28, 2003 with Mr. Gilles Gionet ("Gionet") to acquire a 100% interest in a mineral claim located in the Sault Ste. Marie Mining Division, Ontario, Canada. This claim is subject to a 1% net smelter returns royalty and a 1% gross overriding royalty on diamond production. Under the terms of the agreement, the Company paid $1,000 and issued 250,000 shares of common stock to earn their interest.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Plan of Operation


Our plan of operation for the twelve months is to complete the recommended phase one and phase two exploration programs on the Percy Lake property. We anticipate that the programs will cost approximately $7,400 and $16,280 respectively.

In addition, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $33,680.

We will require additional financing to complete the phase one of the exploration program. We commenced the Phase 1 exploration program in October 2003. Due to weather conditions, we had to suspend exploration until the spring of 2004. We anticipate proceeding with phase two of the exploration program, if warranted, in the summer or fall of 2004.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the 32 Percy Lake mineral claims units, then our option will terminate and we will lose all our rights and interest in that portion of the property. The agreement requires that we pay an additional

$12,500 to the owner of the property by December 1, 2004 and an additional $20,000 by December 1, 2005. We are also required to spend $20,000 on exploration expenditures by December 1, 2004 and an additional $25,000 by December 1, 2005.

If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Percy Lake property. We may also pursue acquiring interests in alternate mineral properties in the future.

Results Of Operations For Period Ending April 30, 2004

We did not earn any revenues during the nine-month period ending April 30, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of the Percy Lake property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $30,886 for the nine-month period ended April 30, 2004, as compared to a loss of $30,641 for the comparative period in 2003. The slight increase in net loss in the current fiscal year is primarily a result of an increase in professional fees and transfer agent and filing fees relating to our filing of a registration statement on Form SB-2. Our professional fees increased from $235 in the nine-month period ended April 30, 2004 to $12,475 in the nine-month period ended April 30, 2004. Transfer agent and filing fees increased from $0 to $3,023 in the same periods. During the same periods, mineral property costs fell from $15,250 to $276. The higher costs in the period ended April 30, 2003 were a result of initial costs relating to our acquisition of interests in the Percy Lake property.

Our operating expenses in the first nine months of the current fiscal year were comprised of the $12,475 in professional fees, $9,000 and $4,500 representing respectively the recorded value of management services and rent donated by our president, $3,023 in transfer agent and filing fees, telephone costs of $973, office and miscellaneous costs of $639 and mineral property costs of $276. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At April 30, 2004, we had cash on hand of $2,052 and accounts payable and liabilities of $8,650 consisting of accounts payable of $1,750, accrued liabilities of $2,250 and $4,650 due to related parties.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures subsequent to the end of our nine-month fiscal period. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the period, we did not file any current reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tamarack Ventures, Inc.


/s/ Robert Reukl
------------------------------
Robert Reukl, President