Form 10KSB
period 2004-07-31
TAMARACK VENTURES INC
filed 2004-11-15
CIK 1258383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                     For the fiscal year ended July 31, 2004
                                               -------------

 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
       ACT OF 1934

       For the transition period from _________________ to __________________


                       Commission file number: 333-110363
                                               ----------


                             Tamarack Ventures, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)



            Nevada                                        41-2052984
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                           21 Falcon Avenue, Box 1135
                      Manitouwadge, Ontario, Canada P0T 2C0
                     --------------------------------------
                    (Address of principal executive offices)

                                (807) 826 - 2922
                            -------------------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

        Title of each class               Name of each exchange on which
        to be so registered               each class is to be registered

               None                                    None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes                                 No    X
                       ------------                       ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                    Yes      X                          No
                       -------------                      -----------


State issuer's revenues for its most recent fiscal year:          Nil
                                                          ------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $564,000 as at November 10, 2004
               --------------------------------------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            6,320,000 shares of common stock as at November 10, 2004
            --------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                          Page
ITEM 1:  DESCRIPTION OF BUSINESS.............................................................4
ITEM 2:  DESCRIPTION OF PROPERTY............................................................ 9
ITEM 3:  LEGAL PROCEEDINGS...................................................................9
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................9
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................10
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................10
ITEM 7:  FINANCIAL STATEMENTS...............................................................12
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES..............................................................13
ITEM 8A:  CONTROLS AND PROCEDURES...........................................................13

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......................14
ITEM 10:  EXECUTIVE COMPENSATION............................................................15
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................15
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................16
ITEM 13:  EXHIBITS AND REPORTS..............................................................17
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................................17

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest, subject to a 1% net smelter returns royalty on mineral production and a 1% gross overriding royalty on diamond extraction, in 12 mineral claims units covering 480 acres. We also own an option to acquire a 100% interest, subject to a 2% net smelter returns royalty on mineral production and a 2% gross overriding royalty on diamond extraction, in 32 additional, contiguous mineral claims units covering 1,280 acres. We refer to all of these mineral claims units collectively as the Percy Lake property.

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the Percy Lake property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

A net smelter returns royalty is a percentage of the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs.

A gross overriding royalty is a percentage of the average appraised value of all gem and industrial diamonds recovered from a property, free and clear of all costs of development and operations.

Identification and Acquisition of Percy Lake Property

In 1995, Mr. Reukl staked and retained an interest in various mineral claims including those that comprise the Percy Lake property. In 1996, he optioned three of those claims to Avalon Ventures Ltd. and three others to Starcore Resources Ltd. Mr. Reukl was and continues to be at arm s length to both companies.

Neither company exercised its option and due to funding difficulties given the poor market for metals at the time, Mr. Reukl permitted the claims to lapsed. Raven Resources Ltd. and Gilles Gionet staked the abandoned claims comprising the Percy Lake property in January 2002 and April 2003 respectively.

Given Mr. Reukl's knowledge of the claims and his believe that there was significant potential for he claims to contain economic quantities of copper, zinc, silver and gold, we negotiated and entered into agreements respecting the acquisition of an interest in the Percy Lake claims from Raven Resources Ltd. and Gilles Gionet.

Percy Lake Property Option Agreements

In December 2002, we entered into an agreement with Raven Resources Inc., a private Ontario company owned by Mr. Michael Leahy, whereby it granted us the option to acquire a 100% interest, subject to a 2% net smelter returns royalty and a 2% gross overriding royalty in favor of Raven Resources Inc., in 32 mineral claims units situated in the Sault Ste. Marie Mining Division, Ontario, Canada.

In order to earn the 100% interest in the 32 mineral claims units, we must:

(a) issue 250,000 shares of our common stock to Raven Resources Inc., which we issued upon the execution of the option agreement;

(b)  pay Raven Resources Inc. $35,000 as follows:

     (i)   $2,500, which we paid upon the execution of the option agreement;

     (ii)  an additional $12,500 by December 1, 2004; and

     (iii) an additional $20,000 by December 1, 2005;

(c) incur an aggregate of $50,000 in property exploration expenditures on the 32 mineral claims units within the following periods:

     (i)    $2,500 by June 1, 2003, which we incurred by the deadline;

     (ii)   an additional $2,500 by December 1, 2003 (incurred);

     (iii)  an additional $20,000 by December 1, 2004; and

     (iv)   an additional $25,000 by December 1, 2005.

In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in the subsequent period. If we fail to incur the required exploration expenditures, our option will terminate and we will have no further rights to these claims.

Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property.

By an additional option agreement dated April 11, 2003 with Mr. Gilles Gionet, we were granted the option to acquire 12 mineral claims units located immediately adjacent to the 32 claims we have under option from Raven Resources Inc. In accordance with the terms of that agreement, we exercised the option by paying Mr. Gionet $1,000 and issuing 250,000 shares of our common stock to him.

Description, Location and Access

The Percy Lake property is located in Moggy Township in north central Ontario approximately 100 kilometers north-northeast from the City of Sault Ste. Marie.

From provincial highway 129, the Percy Lake property is reached by following the Island Lake Road and continuing on the Toll Creek Road for a total distance of 75 kilometers. At this locale, the south boundary of the property lies less than 400 meters to the north. Both the Island Lake and Toll Creek Roads are logging haul roads.

The area experiences a temperate climate with moderate to long cold winters and short warm to hot summers. Total precipitation is about 1,000 millimeters including about three meters of snow. Break-up or freeze up conditions may impinge upon exploration activities, but normally exploration and mining may be conducted year round.

Supplies and services required for both exploration and mining may be acquired in Sault Ste. Marie. A pool of skilled labor for both exploration and mining activities that is accustomed to working in remote locales exists in the area. There is sufficient space on the Percy Lake property for mine operations. An adequate supply of water could be sourced from the lakes within the property boundaries. There is no infrastructure on the property. A high voltage power line passes by the southwest corner of the property.

The topography in the area is rough with numerous small hills. Elevation across the property ranges from 425 to 500 meters. Vegetation cover for the area consists of typical boreal forest interspersed with peat bogs.

Exploration History

To date, no mineral deposit has been delineated on the Percy Lake property. Consequently there has been no production from the property or any reserved or resource calculated.

In 1953, Jalore Mining Company Limited flew an airborne magnetometer survey over the area that includes the Percy Lake property. The vicinity of the property is shown on the survey as a broad magnetic high that indicates the potential presence of base metals such as copper and zinc, and precious metals such as silver and gold. Jalore Mining Company Limited did not own any mining claims in the area.

In 1973, Asarco Exploration Company of Canada Limited flew a combined electromagnetic and magnetic survey over an area that included the Percy Lake property. The survey resulted in the discovery of a 1,000-meter long and 200-meter wide anomaly. There was no record of any follow up work being conducted.

Between 1995 and 1996, Avalon Ventures Ltd. and Starcore Resources Ltd. acquired properties that included the present day Percy Lake property. Work completed over the area included geological mapping, an electromagnetic survey, a mobile metal ion geochemical survey, a lithogeochemical survey and prospecting. As a result of the work, several priority targets were identified on the Percy Lake property. One electrochemical and geochemical is coincident with a mineral occurrence, known as the RT showing. No additional work was conducted. The RT showing was not drill tested.

In 1997, Raven Resources Inc., the present owner of the Percy Lake property, undertook a soil geochemical sampling program to verify certain anomalies that Noranda Exploration Co. Ltd. discovered but did not follow up. Scattered anomalous values in zinc, copper and cadmium were reported. No further work was performed.

In 2000, Ore Quest Resources commissioned a compilation and re-interpretation of all previous exploration data for the area of the Avalon-Starcore claims. Based on this compilation,Ore Quest Resources identified 11 potential priority targets for exploration. All 11 of these targets are located on the Percy Lake property.

During August 2004, our president, Mr. Robert Reukl, conducted additional exploration on the Percy Lake property consisting of rock sampling in the property areas previously identified as prospective for copper, zinc and lead mineralization. In total, 15 samples were taken from the property which did not contain any significant copper or zinc mineralization. In addition, Mr. Reukl was unable to locate any other zones of altered rock which could possibly host economic mineralization. Based on his visit to the property, Mr. Reukl was unable to recommend any further work on the property. These results were reviewed by an independent geologist who confirmed Mr. Reukl's conclusions.

We intend to maintain the portion of the Percy Lake property in which we hold a 100% interest. However, we do not intend to complete the exploration expenditures necessary to exercise the option granted to us by Raven Resources Inc. Management intends to review other potential resource and non-resource assets for acquisition.

Employees

We have no employees as of the date of this annual report other than our three directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS
------------

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

BECAUSE THE PERCY LAKE CLAIMS DO NOT CONTAIN RESERVES OR MINING OPERATIONS, WE DO NOT GENERATE ANY REVENUE FROM OUR BUSINESS.

The Percy Lake property is in the exploration stage and does not contain reserves and there are no mining operations on the claims. Accordingly, we do not generate any revenue from our business operations and we expect to incur losses until reserves are identified or the property is abandoned. Given that we do not intend to conduct any further exploration on the Percy Lake property, we will not generate any revenue from current operations.

ON DECEMBER 1, 2004, WE WILL LOSE OUR INTEREST IN A MAJORITY OF THE CLAIMS COMPRISING THE PERCY LAKE PROPERTY.

In order to exercise our option respecting 32 of the mineral claims units comprising the Percy Lake property, we must make cash payments of $12,500 and $20,000 to Raven Resources Inc. by December 1, 2004 and December 1, 2005 respectively. In addition, we must incur an additional $20,000 by December 1, 2004 and an additional $25,000 by December 1, 2005 in order to exercise the option. Given poor results from our most recent exploration program on the Percy Lake property, we do not intend to pay the funds necessary in order to maintain the claims. Accordingly, we will lose a majority of our assets on December 1, 2004. As a result, there is a substantial risk that our business will fail.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on June 27, 2002 and to date have been involved primarily in organizational activities and the acquisition of our mineral property interests. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. All of our exploration efforts to date have been unsuccessful.

The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to
exploration,   and  additional  costs  and  expenses  that  may  exceed  current estimates.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

WE NEED TO  CONTINUE  AS A GOING  CONCERN IF OUR  BUSINESS  IS TO  SUCCEED.  OUR
INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Independent Auditor's Report to our audited financial statements for the period ended July 31, 2004 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under the Mining Act of Ontario, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. Also, to operate a working mine, the Environmental Assessment Act may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR PRESIDENT OWNS 47.5% OF OUR OUTSTANDING COMMON STOCK, HE COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our president, Mr. Robert Reukl, owns approximately 47.4% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our president may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Robert Reukl only spends approximately 25% of his business time providing his services to us. While Mr. Reukl presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Reukl from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest, subject to a 1% royalty, in 12 mineral claims comprising the Percy Lake property. As well, we have an option to acquire a 100% interest, subject to a 2%, in 32 additional claims that comprise the Percy Lake property. We intend to allow the option relating to these 32 claims to lapse. We do not own or lease any property other than our interest in the Percy Lake property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the National Association of Securities Dealers' OTC Bulletin Board. However, to date, there have not been any purchase or sales of our common stock through the OTC Bulletin Board.

We had 38 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We do not intend to conduct any further exploration on the Percy Lake property. We may consider bringing in a joint venture partner to provide funding for additional exploration on the property. However, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Percy Lake property.

Management intends to review other potential resource and non-resource assets for acquisition.

We anticipate spending the following over the next 12 months on administrative fees:

   *         $5,000 on legal fees
   *         $7,000 on accounting and audit fees
   *         $1,500 on EDGAR filing fees
   *         $1,000 on Transfer Agent fees
   *         $10,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $24,500.

Results of Operations for the Fiscal Year Ended July 31, 2004

We did not earn any revenues during the fiscal year ended July 31, 2004. We incurred operating expenses in the amount of $48,883 for the fiscal year consisting of professional fees of $20,975, management fees of $12,000, rent of $6,000, office and general costs of $5,616 and mineral property exploration expenses of $4,292.

Our loss of $48,883 was comparable to our net loss of $48,447 in fiscal 2003. Professional fees increased from $3,735 in fiscal 2003 to $20,975 primarily as a result of services relating to our filing of a registration statement on Form SB-2 with the Securities & Exchange Commission. Included in the $20,975 expense is $10,000 in donated legal services from Greg Yanke, our former secretary and a director. Mineral property exploration costs decreased from $24,296 in fiscal 2003 to $4,292 in fiscal 2004 due to our limited cash on hand for business operations.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies and Recent Accounting Pronouncements
-----------------------------------------------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

Areas where significant estimates have been applied are as follows:

Donated rent and services

Value of donated services represents a significant expense that does not use cash. It is not based on an any contract and therefore requires an estimate.

Exploration and Development Costs

We have been in the exploration stage since our formation in June 2002 and have not realized any revenues from our planned operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Acquisition and exploration costs related to mineral properties are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

ITEM 7:  FINANCIAL STATEMENTS

Tamarack Ventures, Inc.
(An Exploration Stage Company)

July 31, 2004

                                                                         Index

Independent Auditors' Report...............................................F-1

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Cash Flows...................................................F-4

Statements of Stockholders' Equity.........................................F-5

Notes to the Financial Statements..........................................F-6

[MANNING ELLIOTT CHARTERED ACCOUNTANTS LOGO]

                                            11th floor, 1050 West Pender Street,
                                                   Vancouver, BC, Canada V6E 3S5



                          Independent Auditors' Report


To the Stockholders and Board of Directors of Tamarack Ventures, Inc.
(An Exploration Stage Company)


We have audited the accompanying balance sheets of Tamarack Ventures, Inc. (An Exploration Stage Company) as of July 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders' equity accumulated for the period from June 27, 2002 (Date of Inception) to July 31, 2004 and the years ended July 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Tamarack Ventures, Inc., as of July 31, 2004 and 2003, and the results of its operations and its cash flows for the period accumulated from June 27, 2002 (Date of Inception) to July 31, 2004 and the years ended July 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses since inception and has not generated any revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS

Vancouver, Canada

October 28, 2004

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                                        July 31,         July 31,
                                                                                          2004             2003
                                                                                            $                $
ASSETS

Current Assets

Cash                                                                                           -            10,014
----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                   -            10,014
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities

Accounts payable                                                                             729                 -
Accrued liabilities                                                                        3,750             4,000
Due to related parties (Note 3)                                                           10,616               226
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         15,095             4,226
----------------------------------------------------------------------------------------------------------------------


Contingencies (Note 1)

Stockholders' (Deficit) Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value
6,320,000 shares issued and outstanding                                                    6,320             6,320

Additional Paid in Capital                                                                30,930            30,930

Donated Capital  (Note 3)                                                                 47,500            19,500

Deficit Accumulated During the Exploration Stage                                         (99,845)          (50,962)
----------------------------------------------------------------------------------------------------------------------

Total Stockholders' (Deficit) Equity                                                     (15,095)            5,788
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' (Deficit) Equity                                           -            10,014
======================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

                                                                Accumulated From
                                                                  June 27, 2002      For the           For the
                                                                (Date of Inception) Year Ended        Year Ended
                                                                    to July 31,       July 31           July 31
                                                                        2004            2004              2003
                                                                           $              $                 $

Revenue                                                                       -             -                   -
--------------------------------------------------------------------------------------------------------------------


Expenses

Management fees (Note 3(c))                                              25,000        12,000              12,000
Mineral property exploration (Note 4)                                    28,588         4,292              24,296
Office and general                                                        8,127         5,616               2,416
Professional fees (Note 3(b))                                            25,630        20,975               3,735
Rent (Note 3(c))                                                         12,500         6,000               6,000
--------------------------------------------------------------------------------------------------------------------

                                                                         99,845        48,883              48,447
--------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                                                 (99,845)      (48,883)            (48,447)
====================================================================================================================


Net Loss Per Share - Basic and Diluted                                                  (0.01)             (0.01)
====================================================================================================================


Weighted Average Shares Outstanding                                                 6,320,000           2,998,000
====================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)


                                                            Accumulated From
                                                              June 27, 2002         For the            For the
                                                           (Date of Inception)     Year Ended        Year Ended
                                                               to July 31,          July 31            July 31
                                                                  2004                2004              2003
                                                                    $                  $                  $
Cash Flows Used In Operating Activities

Net loss for the period                                        (99,845)                 (48,883)          (48,447)

Adjustments to reconcile net loss to cash:
Donated services and rent                                       47,500                   28,000            18,000
Common shares issued for mineral property                       12,750                        -            12,750

Change in operating assets and liabilities:
Increase in accounts payable                                       729                      729                 -
Increase (decrease) in accrued liabilities                       3,750                     (250)            3,500
Increase in due to related parties                              10,616                   10,390               131
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                          (24,500)                 (10,014)          (14,066)
--------------------------------------------------------------------------------------------------------------------


Cash Flows From Financing Activities
    Proceeds from issuance of common stock                      24,500                        -            21,350
--------------------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                 24,500                        -            21,350
--------------------------------------------------------------------------------------------------------------------

(Decrease) increase in Cash                                          -                  (10,014)            7,284

Cash - Beginning of Year                                             -                   10,014             2,730
--------------------------------------------------------------------------------------------------------------------

Cash - End of Year                                                   -                        -            10,014
====================================================================================================================


Supplemental Disclosures
Interest paid                                                             -                 -                 -
Income taxes paid                                                         -                 -                 -
====================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
(Expressed in US dollars)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                    Additional                   During the
                                                                      Paid-in      Donated       Development
                                            Shares        Amount      Capital       Capital         Stage         Total
                                              #             $            $             $              $             $
Balance - June 27, 2002 (Date of
Inception)                                          -           -             -             -               -              -

Shares subscribed for cash at $0.001
per share                                   3,150,000        3,150            -             -               -          3,150

Donated services and rent                           -            -            -         1,500               -          1,500

Net loss for the period                             -            -            -             -          (2,515)        (2,515)
-------------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2002                     3,150,000        3,150            -         1,500          (2,515)         2,135

Shares issued for mineral properties at
$0.001 per share                              250,000          250            -             -               -            250

Shares issued for cash at $0.001 per
share                                       2,350,000        2,350            -             -               -          2,350

Shares issued for mineral properties at
$0.05 per share                               250,000          250       12,250             -               -         12,500

Shares issued for cash at $0.05 per
share                                         300,000          300       14,700             -               -         15,000

Shares issued for cash at $0.20 per
share                                          20,000           20        3,980             -               -          4,000

Donated services and rent                           -            -            -        18,000               -         18,000

Net loss for the year                               -            -            -             -         (48,447)       (48,447)
----------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2003                     6,320,000        6,320       30,930        19,500         (50,962)         5,788

Donated services and rent                           -            -            -        28,000               -         28,000

Net loss for the year                               -            -            -             -         (48,883)       (48,883)
----------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2004                     6,320,000        6,320       30,930        47,500         (99,845)       (15,095)
=============================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements


1.   Exploration Stage Company

     The Company was incorporated in the State of Nevada on June 27, 2002. The Company has acquired a 100% interest in one mineral claim, and has an option to acquire a 100% interest in an additional two mineral claims located in the Sault Ste. Marie Mining Division, Ontario, Canada.

     The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2004, the Company has a working capital deficiency of $15,095, and has accumulated losses of $99,845 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     The Company's SB-2 Registration Statement ("SB-2") was declared effective on May 14, 2004 by the United States Securities and Exchange Commission to register 3,170,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.   Summary of Significant Accounting Policies

a)   Basis of Presentation

         These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is July 31.

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

d)   Exploration and Development Costs

         The Company has been in the  exploration  stage since its  formation in
         June 2002 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Acquisition and exploration costs related to mineral properties are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements


2.   Summary of Significant Accounting Policies (continued)

e)   Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)   Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)   Financial Instruments

         The fair values of cash and equivalents, accrued liabilities and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

h)   Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

j)   Recent Accounting Pronouncements

         In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

k)   Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Related Party Balances/Transactions

a) The President of the Company paid for certain expenses on behalf of the Company during the year ended July 31, 2004 amounting to $2,213 (2003 - $1,966). The President also advanced $2,000 to the Company during the year. The amount owing at July 31, 2004 to the President of $2,126 (2003 - $226) is unsecured, non-interest bearing and has no terms of repayment.

b) A Director of the Company paid for an expense on behalf of the Company amounting to $500 and advanced $7,990 to the Company during the year ended July 31, 2004. The amount owing at July 31, 2004 of $8,490 is unsecured, non-interest bearing and has no terms of repayment. Also, this director provided donated professional services for the year ended July 31, 2004 totalling $10,000 (2003 - $NIL). This amount was charged to operations and recorded as donated capital.

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements

3.   Related Party Balances/Transactions (continued)

c) The President provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $500 per month. During the year ended July 31, 2004 the President donated services of $12,000 (2003 - $12,000) and donated rent of $6,000 (2003 - $6,000). These amounts were charged to operations and recorded as donated capital.


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

b) The Company entered into an agreement dated April 28, 2003 with Mr. Gilles Gionet to acquire a 100% interest in a mineral claim located in the Sault Ste. Marie Mining Division, Ontario, Canada. This claim is subject to a 1% net smelter returns royalty and a 1% gross overriding royalty on diamond production. Under the terms of the agreement, the Company paid $1,000 and issued 250,000 shares of common stock to earn their interest.


5.   Common Shares

a) On July 25, 2003 the Company issued 20,000 shares of common stock at a price of $0.20 per share for cash proceeds of $4,000.

b) On May 2, 2003 the Company issued 300,000 shares of common stock at a price of $0.05 per share for cash proceeds of $15,000.

c) On April 11, 2003 the Company issued 250,000 shares of common stock at a price of $0.05 per share pursuant to a mineral property agreement (Note 4(b)). Common shares issued for non-cash consideration were valued based on the fair value of the common shares on the measurement date.

d) On February 3, 2003 the Company issued 5,500,000 shares of common stock at a price of $0.001 per share for cash proceeds of $5,500. Of this amount, a total of 3,150,000 common shares were subscribed for at a price of $0.001 per share for cash proceeds of $3,150 in July 2002.

e) On December 1, 2002 the Company issued 250,000 shares of common stock at a price of $0.001 per share pursuant to a mineral property option agreement (Note 4(a)). Common shares issued for non-cash consideration were valued based on the fair value of the common shares on the measurement date.


6.   Income Tax

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $38,000, which commence expiring in 2022. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements


6.   Income Tax (continued)

     The components of the net deferred tax asset at July 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:


                                              2004                 2003
                                               $                    $

Net Operating Loss                          8,000                30,000

Statutory Tax Rate                           34%                  34%

Effective Tax Rate                            -                    -

Deferred Tax Asset                          2,720                10,200

Valuation Allowance                        (2,720)              (10,200)
------------------------------------------------------------------------------

Net Deferred Tax Asset                        -                    -
==============================================================================

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. Robert Reukl.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                Age        Position with Registrant  Served as a Director or
                                                               Officer Since

Robert Reukl        46          President,chief executive        June 27, 2002
                                officer, principal accounting
                                officer, principal financial
                                officer, secretary, treasurer
                                and a director

Paul Reynolds       40          Director                         June 27, 2002

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Mr. Robert Reukl has been employed as a geologist for almost 20 years. He is a graduate of Lakehead University in Thunder Bay, Ontario, where he received a Bachelor of Science degree. He is also a member in good standing with the Canadian Institute of Mining and Metallurgy and the Prospectors and Developers Association of Canada.

Mr. Reukl s field work has taken him to many of Canada's major mining camps including Val D'Or, Rouyn/Noranda, Timmins and Hemlo. Prior to 1994, Mr. Reukl worked for a variety of major mining companies and consultants including Placer Dome Canada, Noranda and A.C.A. Howe International Ltd. Mr. Reukl worked as an underground geologist on Placer Dome s Musselwhite gold mine joint venture near Pickle Lake, Ontario, as underground production geologist with Noranda's GECO division on the company's copper/zinc/silver mine in Manitouwadge, Ontario and as an underground geologist on A.C.A. Howe International Ltd.'s exploration and development program on the Cobalt silver mine in northeast Ontario.

Since 1994, he has worked as a mine geologist and engineering technician at the Williams Mine, one of Canada's largest gold producers. His responsibilities include the daily monitoring of development headings and production stopes, grade control monitoring, reserve calculation, diamond drill layout and drill core logging.

Mr. Reukl has also been the principal of R.J. Reukl Geological Services, a proprietorship involved in the provision of geological consulting services, as well as the acquisition and sale of mineral properties since 1995.

Mr. Reukl acted as a director of Willingdon Resources Inc., a junior mining company, from 1987 to 1994. Mr. Reukl devoted approximately 25% of his business time to our affairs in the past year and intends to increase this time commitment to 35% in the next 12 months. The majority of his business time is spent as a paid employee of the Williams Mine.

Mr. Paul Reynolds is a professional geologist with extensive experience in mineral exploration and public company management. He has acted as President and a director of Athlone Minerals Inc. since 1994 where he is responsible for implementing the company's business strategy and directing its mineral property development activities. He has been involved in exploration projects in northern Canada, British Columbia, the western United States and Bolivia.

Mr. Reynolds devoted approximately 5% of his business time to our affairs in the past year and intends to continue to do so. The majority of his business time is devoted to Athlone Minerals Inc.'s operations.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended July 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                      Number      Transactions        Known Failures
                                     Of  late      Not Timely            To File a
Name and principal position          Reports        Reported            Required Form
-------------------------------    -----------    ---------------   ---------------------
Robert Reukl                           1                 0                       0
(President and director)
Greg Yanke                             1                 0                       0
(former Secretary and Director)
Paul Reynolds                          1                 0                       0
(Director)


ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2004.

                                     Other Restricted Options/ LTIP
                                     Annual  Stock   * SARs  payouts   Other
Name     Title  Year  Salary  Bonus  Comp.    (#)       ($)             Comp.
-----------------------------------------------------------------------------
Robert   Pres., 2004    $0     0      0        0         0        0       0
Reukl    CEO and
         Dir.

Greg     Former 2004    $0     0      0        0         0        0       0
Yanke    Secretary

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 5 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                            AMOUNT AND
                  NAME AND ADDRESS          NATURE OF
TITLE OF CLASS    BENEFICIAL OWNER    BENEFICIAL OWNERSHIP    PERCENT OF CLASS

Common             Robert Reukl              3,000,000              47.5%
                   21 Falcon Avenue
                   Manitouwadge, Ontario

Common             Paul Reynolds               150,000               2.4%
                   4035 West 32nd Avenue
                   Vancouver, British Columbia

Common             Bryan McKay                 350,000               5.5%
                   203 Bannerman Street North
                   Porcupine, Ontario

DIRECTORS AND
OFFICERS AS A
GROUP  (consisting of
two people)                                  3,500,000              49.9%

The percent of class is based on 6,320,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Mr. Robert Reukl, paid for certain expenses on our behalf during the fiscal year ended July 31, 2004 amounting to $2,213. He also advanced $2,000 to us during the fiscal year. These outstanding amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

Our former secretary and director, Mr. Greg Yanke, paid for an expense on our behalf for $500 and advanced $7,990 to us during the fiscal year ended July 31, 2004. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. In addition, Mr. Yanke donated legal services to us during the fiscal year at a deemed value of $10,000. This amount was charged to operations and recorded as donated capital.

Otherwise, None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits
--------

   3.1     Articles of Incorporation*
   3.2     By-Laws*
  10.1     Mineral Property Option Agreement dated December 1, 2002*
  10.2     Mineral Property Option Agreement dated April 11, 2003*
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to our registration statement on Form SB-2 dated November 10, 2003

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last fiscal quarter of 2004.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal accountants, Manning Elliott, Chartered Accountants, billed the following fees for the services indicated during the noted periods:

                               Fiscal year ended             Fiscal year ended
                                 July 31, 2003                  July 31, 2004

Audit fees                           $2,000                         $4,225
Audit-related fees                      Nil                            Nil
Tax fees                                Nil                            Nil
All other fees                          Nil                            Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMARACK VENTURES, INC.

By          /s/ Robert Reukl
            -------------------------
            Robert Reukl
            President, CEO & Director
            Date: November 10, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            /s/ Robert Reukl
            -----------------------------
            Robert Reukl
            President, CEO, Secretary,
            Principal Accounting Officer,
            Principal Financial Officer
            & Director
            Date: November 10, 2004