Form 10QSB
period 2004-10-31
TAMARACK VENTURES INC
filed 2004-12-15
CIK 1258383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the three month period ended October 31, 2004.

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number       333-110363
                                         ---------------------



                             TAMARACK VENTURES, INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                        41-2052984
---------------------------------------        ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


21 Falcon Avenue, Box 1135
Manitouwadge, Ontario, Canada                               P0T 2C0
---------------------------------------        ---------------------------------
(Address of principal executive offices)              (Postal or Zip Code)


Issuer's telephone number, including area code: 807-826-2922


                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,320,000 Shares of $0.001 par value common stock outstanding as of December 14, 2004.

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                                       October 31,       July 31,
                                                                                          2004             2004
                                                                                            $                $
                                                                                       (Unaudited)       (Audited)
ASSETS

Current Assets

Cash                                                                                         180                 -
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                 180                 -
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                           3,850               729
Accrued liabilities                                                                        1,850             3,750
Due to related parties (Note 3)                                                           13,634            10,616
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                         19,334            15,095
----------------------------------------------------------------------------------------------------------------------


Contingencies (Note 1)

Stockholders' Deficit

Common Stock, 75,000,000 shares authorized, $0.001 par value
6,320,000 shares issued and outstanding                                                    6,320             6,320

Additional Paid in Capital                                                                30,930            30,930

Donated Capital  (Note 3)                                                                 52,500            47,500

Deficit Accumulated During the Exploration Stage                                        (108,904)          (99,845)
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                              (19,154)          (15,095)
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                  180                 -
======================================================================================================================



    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

                                                        Accumulated from June      For the           For the
                                                               27, 2002          three months      three months
                                                         (Date of Inception)        ended             ended
                                                            to October 31,        October 31        October 31
                                                                 2004                2004              2003
                                                                  $                   $                 $
Revenue                                                              -                        -                  -
--------------------------------------------------------------------------------------------------------------------


Expenses

Management fees (Note 3(c))                                     28,000                    3,000              3,000
Mineral property exploration (Note 4)                           29,971                    1,383                234
Office and general                                                                          726                560
Professional fees (Note 3(b))                                   28,080                    2,450              1,750
Rent (Note 3(c))                                                14,000                    1,500              1,500
--------------------------------------------------------------------------------------------------------------------

                                                               108,904                    9,059              7,044
--------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                                       (108,904)                  (9,059)            (7,044)
====================================================================================================================

Net Loss Per Share - Basic and Diluted                                                   (0.00)             (0.00)
====================================================================================================================

Weighted Average Shares Outstanding                                                   6,320,000          6,320,000
====================================================================================================================



    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

                                                            Accumulated From        For the            For the
                                                              June 27, 2002       Three Months      Three Months
                                                           (Date of Inception)       Ended              Ended
                                                             to October 31,       October 31,        October 31,
                                                                  2004                2004              2003
                                                                    $                  $                  $
Cash Flows Used In Operating Activities

Net loss for the period                                       (108,904)                  (9,059)           (7,044)

Adjustments to reconcile net loss to cash:
Donated services and rent                                       52,500                    5,000             4,500
Common shares issued for mineral property                       12,750                        -                 -

Change in operating assets and liabilities:
Increase in accounts payable                                     3,850                    3,121                 -
Increase (decrease) in accrued liabilities                       1,850                   (1,900)              250
Increase (decrease) in due to related parties                   13,634                    3,018               (72)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                          (24,320)                     180            (2,366)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
    Proceeds from issuance of common stock                      24,500                        -                 -
--------------------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                 24,500                        -                 -
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in Cash                                        180                      180            (2,366)

Cash - Beginning of Period                                           -                        -            10,014
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                               180                      180             7,648
====================================================================================================================

Supplemental Disclosures
Interest paid                                                             -                 -                 -
Income taxes paid                                                         -                 -                 -
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

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2004, the Company has a working capital deficiency of $19,154, and has accumulated losses of $108,904 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

     f)     Comprehensive Loss
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     g)    Financial Instruments
         The fair values of cash and equivalents, accounts payable, accrued liabilities and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

     j)      Recent Accounting Pronouncements
         In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

3.   Related Party Balances/Transactions

a) The President of the Company paid for certain expenses on behalf of the Company during the three month period ended October 31, 2004 amounting to $852 (2003 - $560), of which the Company reimbursed him $834. The President also advanced $3,000 to the Company during the three-month period ended October 31, 2004. The amount owing at October 31, 2004 to the President of $5,144 (July 31, 2004 - $2,126) is unsecured, non-interest bearing and has no terms of repayment.

b) A former director of the Company paid for expenses on behalf of the Company amounting to $500 and advanced $7,990 to the Company during the prior year ended July 31, 2004. The amount owing at October 31, 2004 of $8,490 (July 31, 2004 - $8,490) is unsecured, non-interest bearing and has no terms of repayment. Also, this former director provided donated professional services for the three-month period ended October 31, 2004 totalling $500 (2003 - $NIL). This amount was charged to operations and recorded as donated capital.

c) The President provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $500 per month. During the three-month period ended October 31, 2004 the President donated services of $3,000 (2003 - $3,000) and donated rent of $1,500 (2003 - $1,500). These amounts were charged to operations and recorded as donated capital.


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

Results Of Operations For Period Ending October 31, 2004

We did not earn any revenues during the three-month period ending October 31, 2004. We incurred operating expenses in the amount of $9,059 for the three-month period ended October 31, 2004, as compared to a loss of $7,044 for the comparative period in 2003. The slight increase in net loss in the current fiscal year is primarily a result of an increase in mineral property exploration expenses that we incurred on the Percy Lake property and an increase in professional fees relating to compliance with our obligations as a reporting company.

Our operating expenses in the first three months of the current fiscal year were comprised of the $3,000 in donated management fees, $2,450 in professional fees, $1,500 in donated rent, $1,383 in mineral property exploration expenses and $726 in general and office expenses. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At October 31, 2004, we had cash on hand of $180 and accounts payable and liabilities of $19,334 consisting of accounts payable of $3,850, accrued liabilities of $1,850 and $13,634 due to related parties.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures subsequent to the end of our fiscal year end July 31, 2004. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the period, we filed a current report on Form 8-K dated October 22, 2004 disclosing Greg Yanke's resignation as our director and officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tamarack Ventures, Inc.


/s/ Robert Reukl
------------------------------
Robert Reukl, President

Dated: December 15, 2004