Form 10QSB
period 2005-01-31
TAMARACK VENTURES INC
filed 2005-03-16
CIK 1258383

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 31, 2005

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number       333-110363
                                         ---------------------



                             TAMARACK VENTURES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                          41-2052984
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


21 Falcon Avenue, Box 1135
Manitouwadge, Ontario, Canada                                 P0T 2C0
---------------------------------------                    -------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, including area code:             807-826-2922
                                                           --------------

                                      None
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[ X ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act).
[ ] Yes [ X ] No

Tamarack Ventures, Inc.
(An Exploration Stage Company)

January 31, 2005

                                                                          Index

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Cash Flows....................................................F-3

Notes to the Financial Statements...........................................F-4

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                                       January 31,       July 31,
                                                                                          2005             2004
                                                                                            $                $
                                                                                       (Unaudited)       (Audited)
ASSETS

Current Assets

Cash                                                                                           -                 -
----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                   -                 -
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                           6,341               729
Accrued liabilities                                                                        1,850             3,750
Due to related parties (Note 3)                                                           15,592            10,616
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         23,783            15,095
----------------------------------------------------------------------------------------------------------------------


Contingencies (Note 1)

Stockholders' Deficit

Common Stock, 75,000,000 shares authorized, $0.001 par value
6,320,000 shares issued and outstanding                                                    6,320             6,320

Additional Paid in Capital                                                                30,930            30,930

Donated Capital  (Note 3)                                                                 57,000            47,500

Deficit Accumulated During the Exploration Stage                                        (118,033)          (99,845)
----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                              (23,783)          (15,095)
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                    -                 -
----------------------------------------------------------------------------------------------------------------------

    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

                                           Accumulated from      For the          For the        For the       For the
                                            June 27, 2002      three months    three months    Six months    Six months
                                         (Date of Inception)      ended            ended          Ended         Ended
                                            to January 31,      January 31      January 31     January 31    January 31
                                                 2005              2005            2004           2005          2004
                                                  $                 $                $              $             $

Revenue                                                -                 -               -                            -
---------------------------------------------------------------------------------------------------------------------------

Expenses

Management fees (Note 3(c))                       31,000             3,000           3,000          6,000          6,000
Mineral property exploration (Note 4)             31,020             1,049               -          2,432            234
Office and general                                10,783             1,930           1,716          2,656          2,276
Professional fees (Note 3(b))                     29,730             1,650           7,375          4,100          9,125
Rent (Note 3(c))                                  15,500             1,500           1,500          3,000          3,000
---------------------------------------------------------------------------------------------------------------------------

                                                 118,033             9,129          13,591         18,188         20,635
---------------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                         (118,033)           (9,129)        (13,591)         (18,188)     (20,635)
===========================================================================================================================

Net Loss Per Share - Basic and Diluted                              (0.00)           (0.00)          (0.00)           (0.00)
===========================================================================================================================

Weighted Average Shares Outstanding                              6,320,000       6,320,000      6,320,000      6,320,000
===========================================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Tamarack Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

                                                               Accumulated From       For the          For the
                                                                June 27, 2002        Six Months       Six Months
                                                             (Date of Inception)       Ended            Ended
                                                                to January 31,      January 31,      January 31,
                                                                     2005               2005             2004
                                                                      $                  $                $
Cash Flows Used In Operating Activities

Net loss for the period                                              (118,033)         (18,188)         (20,635)

Adjustments to reconcile net loss to cash:

   Donated services and rent                                           57,000            9,500           14,000
   Common shares issued for mineral property                           12,750                -                -

Change in operating assets and liabilities:

   Increase in accounts payable                                         6,341            5,612           (1,250)
   Increase (decrease) in accrued liabilities                           1,850           (1,900)               -
   Increase (decrease) in due to related parties                       15,592            4,976              483
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                 (24,500)               -           (7,402)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

   Proceeds from issuance of common stock                              24,500                -                -
--------------------------------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                        24,500                -                -
--------------------------------------------------------------------------------------------------------------------

(Decrease) in Cash                                                          -                -           (7,402)

Cash - Beginning of Period                                                  -                -           10,014
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                        -                -            2,612
====================================================================================================================


Supplemental Disclosures

   Interest paid                                                            -                -                -
   Income taxes paid                                                        -                -                -
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

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2005, the Company has a working capital deficiency of $23,783, and has accumulated losses of $118,033 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     The Company's SB-2 Registration Statement was declared effective on May 14, 2004 by the United States Securities and Exchange Commission to register 3,170,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company's shares are listed on the NASD OTC-BB under the symbol TMVK.


2.   Summary of Significant Accounting Policies

a)       Basis of Presentation and Fiscal Year

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

f)       Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)       Financial Instruments

         The fair values of accounts payable, accrued liabilities and amounts due to a related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

j)       Recent Accounting Pronouncements

         In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

j)       Recent Accounting Pronouncements (continued)

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

3.   Related Party Balances/Transactions

a) The President of the Company paid for certain expenses on behalf of the Company during the six month period ended January 31, 2005 amounting to $3,322 (2004 - $1,019), of which the Company reimbursed him $1,220. The President also advanced $3,000 to the Company during the six-month period ended January 31, 2005. The amount owing at January 31, 2005 to the President of $7,102 (July 31, 2004 - $2,126) is unsecured, non-interest bearing and has no terms of repayment.

b) A former director of the Company paid for expenses on behalf of the Company amounting to $500 and advanced $7,990 to the Company during the prior year ended July 31, 2004. The amount owing at January 31, 2005 of $8,490 (July 31, 2004 - $8,490) is unsecured, non-interest bearing and has no terms of repayment. Also, this former director provided donated professional services for the six-month period ended January 31, 2005 totalling $500 (2004 - $5,000). This amount was charged to operations and recorded as donated capital.

c) The President provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $500 per month. During the six-month period ended January 31, 2005 the President donated services of $6,000 (2004 - $6,000) and donated rent of $3,000 (2004 - $3,000). These amounts were charged to operations and recorded as donated capital.

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

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Results Of Operations For Period Ending January 31, 2005

We did not earn any revenues during the six-month period ending January 31, 2005. We incurred operating expenses in the amount of $18,188 for the six-month period ended January 31, 2004, as compared to a loss of $20,635 for the comparative period in 2004. The slight decrease in net loss in the current fiscal year is primarily a result of the higher professional fees that we incurred during fiscal 2004 in connection with the filing of our registration statement on Form SB-2 with the Securities & Exchange Commission.

Our operating expenses in the first six months of the current fiscal year were comprised of the $6,000 in donated management fees, $4,100 in professional fees, $3,000 in donated rent, $2,432 in mineral property exploration expenses and $2,656 in general and office expenses. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.

At  January  31,  2005,  we had no cash  on  hand  and  liabilities  of  $23,783 consisting of accounts payable of $6,341, accrued liabilities of $1,850 and $15,592 due to related parties.

Item 3 Controls and Procedures

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures subsequent to the end of our interim period ended January 31, 2005. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

We did not file any current reports on Form 8-K during the quarter ended January 31, 2005


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 15, 2005

Tamarack Ventures, Inc.


/s/ Robert Reukl
-----------------------
Robert Reukl, President