Form 10QSB
period 2005-03-31
IPEX, INC
filed 2005-06-02
CIK 1258383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                                   IPEX, INC.
                                   ----------
                 (Name of small business issuer in its charter)

             NEVADA                                       41-2052984
             ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             9255 Towne Centre Drive, Suite 235, San Diego, CA 92121
             -------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (858) 720-8000
                                               --------------

                                 WITH COPIES TO:

                               Marc J. Ross, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2005, the issuer had 28,195,566 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
                      Consolidated Balance Sheets...........................   1
                      Consolidated Statements of Operations.................   2
                      Consolidated Statements of Cash Flows.................   3
                      Notes to Consolidated Financial Statements............   4

Item 2.       Management's Discussion and Analysis or Plan of Operation.....   9

Item 3.       Controls and Procedures.......................................  12

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  12

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...  12

Item 3.       Defaults Upon Senior Securities...............................  13

Item 4.       Submission of Matters to a Vote of Security Holders...........  13

Item 5.       Other Information.............................................  13

Item 6.       Exhibits and Reports on Form 8-K..............................  13

SIGNATURES..................................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   IPEX, INC.
                           Consolidated Balance Sheets

                                                                                         March 31,          December 31,
                                                                                           2005                2004
                                                                                         Unaudited            Audited
                                                                                        ------------        ------------
Assets

Current Assets
     Cash and cash equivalents                                                          $  2,293,256        $        759
     Accounts receivable, net                                                              2,421,643             181,519
     Note receivable - related party                                                         400,000                  --
     Deferred costs                                                                        1,980,000                  --
     Prepaid expenses and other current assets                                                43,714                  --
                                                                                        ------------        ------------
           Total current assets                                                            7,138,613             182,278

 Property and equipment, net                                                                  51,068              20,483
 Goodwill                                                                                  1,522,130           1,522,130
 Other assets                                                                                  2,612                  --
                                                                                        ------------        ------------

          Total assets                                                                  $  8,714,423        $  1,724,891
                                                                                        ============        ============

 Liabilities and Stockholders' Equity
 Current liabilities
      Accounts payable                                                                  $  2,327,618        $    562,599
      Deferred revenue                                                                     2,140,000                  --
      Accrued expenses and other current liabilities                                              --               5,333
                                                                                        ------------        ------------
          Total current liabilities                                                        4,467,618             567,932

 Stockholders' equity
      Preferred stock, .001 par value, 52,500,000 shares authorized, no shares issued and outstanding at March 31, 2005; 12,500,000 shares authorized,
        no shares issued and outstanding at December 31, 2004                                     --                  --
      Common stock, par value .001, 52,500,000 shares authorized,
        28,195,566 issued and outstanding at March 31, 2005;
        12,500,000 shares authorized, 5,208,468 issued and
        outstanding at December 31, 2004                                                      28,196               5,208
      Additional paid in capital                                                           5,267,403           2,050,371
      Receivable from sale of stock                                                         (500,000)           (500,000)
      Retained earnings (deficit)                                                           (548,794)           (398,620)
                                                                                        ------------        ------------
            Total stockholders' equity                                                     4,246,805           1,156,959
                                                                                        --------------------------------
            Total liabilities and stockholders' equity                                  $  8,714,423        $  1,724,891
                                                                                        ============        ============

                 See accompanying notes to financial statements

                                   IPEX, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                   2005                2004
                                                               ------------         ------------
Trading revenues                                               $  1,801,886         $    629,127

Cost of trading revenues
    Supplier costs                                                1,720,480              749,332
    Switch costs                                                     14,203               18,835
                                                               ------------         ------------
Total cost of trading revenues                                    1,734,683              768,167
                                                               ------------         ------------

Gross profit (loss)                                                  67,203             (139,040)

Selling, general and administrative expenses                        216,577              109,007
                                                               ------------         ------------

Loss from operations                                               (149,374)            (248,047)

                                                               ------------         ------------

Loss before provision for income taxes                             (149,374)            (248,047)

Income tax expense                                                      800                   --
                                                               ------------         ------------

Net loss                                                       $   (150,174)        $   (248,047)
                                                               ============         ============

Loss per share - basic and diluted                             $      (0.01)        $      (0.01)
                                                               ============         ============

Weighted average shares outstanding - basic and diluted          25,201,121           24,695,566
                                                               ============         ============

                 See accompanying notes to financial statements

                                   IPEX, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                           2005                2004
                                                                        -----------         -----------
Cash flows from operating activities:
  Net loss                                                              $  (150,174)        $  (248,047)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                           1,740                 686
      Non cash operating expenses                                                --              55,579
      Changes in operating assets and liabilities:
        Accounts receivable                                              (2,240,124)            293,357
        Unbilled services receivable                                             --              80,096
        Prepaid expenses and other current assets                           (43,714)              1,232
        Deferred costs                                                   (1,980,000)                 --
        Other assets                                                         (2,612)                 --
        Accounts payable                                                  1,759,686            (120,580)
        Deferred revenue                                                  2,140,000                  --
                                                                        -----------         -----------

  Net cash (used in) provided by operating activities                      (515,198)             62,323

Cash flows from investing activities:
  Purchases of property and equipment                                       (32,325)               (396)
  Cash acquired in merger                                                        --               8,255
                                                                        -----------         -----------

  Net cash (used in) provided by investing activities                       (32,325)              7,859

Cash flows from financing activities:
  Payments on line of credit                                                     --             (29,715)
  Borrowing on line of credit                                                    --              48,240
  Note receivable issued                                                   (400,000)                 --
  Proceeds from private placement                                         3,240,020                  --
                                                                        -----------         -----------

  Net cash provided by financing activities                               2,840,020              18,525
                                                                        -----------         -----------

Net increase in cash                                                      2,292,497              88,707

Cash and cash equivalents - beginning of period                                 759                  --
                                                                        -----------         -----------

Cash and cash equivalents - end of period                               $ 2,293,256         $    88,707
                                                                        ===========         ===========

Non - Cash Investing and Financing Activities:
Shares issued in connection with Jupiter merger                         $        --         $ 1,000,000
Shares issued for services and payment of start up expenses             $        --         $    55,579
Shares issued in private placement                                      $        --         $   500,000
Shares issued in connection with reduction of line of credit            $        --         $   500,000
Warrants issued in connection with private placement                    $   507,662         $        --

                 See accompanying notes to financial statements

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND OPERATIONS

IPEX, Inc. (formerly, Tamarack Ventures, Inc.) ("IPEX" or the "Company") was incorporated in the State of Nevada on June 27, 2002. On March 17, 2005 the Company entered into an Agreement and Plan of Merger with Administration for International Credit and Investment, Inc., ("AICI") an Oregon corporation which provides telecommunication services. The transaction has been reflected as a reverse merger where Tamarack Ventures, Inc. was the surviving legal entity after the merger, but AICI is considered to be the accounting acquirer. The merger has been accounted for as a recapitalization of AICI as of the earliest period presented. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI. Following the merger, Tamarack Ventures, Inc. changed its name to IPEX, Inc., and the Company changed its fiscal year end from July 31 to December 31.

IPEX operates a fully automated, software-based, centralized Voice over Internet Protocol ("VoIP") routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform which monitors and dynamically checks up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol (IP) connection which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Providers and currently has contracts with approximately 120 international carriers. The Company is also a wholesale distributor of prepaid international phone cards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements of IPEX, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the full fiscal year.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AICI, Inc.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on deposit and highly liquid investments with original maturity dates of three months or less when purchased.

Accounts Receivable

The Company uses the allowance method for uncollectible accounts. The allowance is estimated based on historical experience and periodic review of the current status of accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $26,381 at March 31, 2005 and December 31, 2004.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years.

Goodwill

Goodwill represents the excess of costs over the estimated fair value of net assets of businesses acquired. Pursuant to the guidance of the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment periodically. In accordance with the provisions of Statement 142, goodwill is tested for impairment annually, and is tested more frequently if events and circumstances indicate that the asset might be impaired. Goodwill impairment testing is performed by applying a fair value approach, under which the implied fair value of goodwill is determined by allocating the fair value of the Company in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the goodwill, and an impairment loss is recognized if the carrying amount exceeds the implied fair value of the goodwill.

Revenue Recognition

Trading revenues represent fees generated from minutes purchased through the Company's VoIP exchange platform or through the wholesale exchange of minutes outside of the Company's platform via prepaid phone cards. Revenues from VoIP activities are recognized in the period minutes are delivered through the telecom exchange platform. Revenues from the exchange of third-party phone cards are deferred until such time as there are no further obligations to the Company, and customer payment is reasonably assured.

Deferred Costs

Deferred costs represent costs of third-party phone cards for which related revenues have been deferred. Deferred costs are recognized as cost of sales in the period in which related revenue is recognized.

Stock-Based Compensation

The Company intends to adopt the provisions of FASB Statement No. 123R, "Share-Based Payment," that requires corporations to account for awards of stock options or other equity instruments to employees using the fair value method. As of March 31, 2005 no options or other equity instruments had been granted to employees.

Concentrations of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any significant concentrations of credit risk with respect to its cash and cash equivalents. As of March 31, 2005 a concentration of credit risk exists with respect to accounts receivable as one customer accounts for 93% of the amounts due. This customer has a history of timely payments and has been determined to be a minimal credit risk. With the exception of this customer the Company's customer base is made up of a large number of geographically diverse customers, thus spreading the trade credit risk. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

Fair Value of Financial Instruments

The Company's financial instruments at March 31, 2005 consist of cash and cash equivalents, accounts receivable, notes receivable and accounts payable. As of March 31, 2005, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable, notes receivable and accounts payable approximate their fair value, based upon their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Earnings Per Share

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51" ("FIN 46R"). This Interpretation, which replaces FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application for small business issuers is required for periods ending after December 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's financial statements.

In December 2004, the FASB issued Statement No. 123R "Share-Based Payment", a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R replaces Statement No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with Statement 123 and Statement 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," Companies were not required to recognize the value of employee stock options issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant as compensation expense in the financial statements. Instead, Companies were required only to disclose in the notes to the financial statements the fair value of any such options granted, and the pro forma effect on operating results if the fair value had been recorded. Through March 31, 2005 the Company had not issued any share based payments to its employees. The Company intends to adopt the provisions of Statement No. 123R with respect to any such awards granted in future periods.

NOTE 3 - REVERSE MERGER

On March 17, 2005, Tamarack Ventures, Inc. ("Tamarack"), a reporting company, completed a merger with AICI, Inc. a Nevada corporation and a wholly owned subsidiary of Tamarack, and Administration for International Credit and Investment, Inc. ("AICI"), a Oregon corporation in the business of providing telecommunications services.

Pursuant to the merger agreement, Tamarack acquired all of the outstanding equity stock of AICI from the AICI Shareholders. As consideration for the acquisition of AICI, Tamarack agreed to issue 21,875,566 shares of the Company's common stock to the AICI Shareholders. In addition, certain shareholders of Tamarack agreed to cancel an aggregate of 3,500,000 previously outstanding shares of Tamarack's common stock. Upon completion of the merger, AICI shareholders owned approximately 88.6% of the outstanding shares of common stock of Tamarack. For accounting purposes the transaction is considered to be a reverse merger where Tamarack is the surviving legal entity, and AICI is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI. Following the merger, Tamarack Ventures changed its name to IPEX, Inc., and the Company changed its fiscal year end from July 31 to December 31.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2005 and December 31, 2004:

                                           March 31, 2005      December 31, 2004
                                           --------------      -----------------

      Office equipment                        $ 67,142             $ 34,817
      Less: accumulated depreciation           (16,074)             (14,334)
                                              --------             --------
      Office equipment, net                   $ 51,068             $ 20,483
                                              ========             ========

Depreciation expense was $1,740 and $686 for the quarters ended March 31, 2005 and March 31, 2004 respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 52,500,000 shares of $.001 par value preferred stock. As of March 31, 2005 and December 31, 2004 no preferred stock is issued or outstanding.

Common Stock

The Company has authorized 52,500,000 shares of $.001 par value common stock, of which 28,195,566 and 5,208,468 shares are issued and outstanding as of March 31, 2005 and December 31, 2004 respectively.

On March 18, 2005 the Company completed a private placement of an aggregate of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants for aggregate proceeds of $3,500,000, less issuance costs of $259,980, resulting in net realized proceeds of $3,240,020. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years.

Subsequent to the effectiveness of a registration statement covering shares underlying the warrants, the Series A and Series B Warrants are callable by the Company, under certain circumstances, if the Company's common stock trades at or above $2.00 and $2.50, respectively, for ten consecutive trading days.

In connection with the private placement, the Company issued 410,000 warrants to purchase shares of the Company's common stock as part of the fee paid to the placement agent. The warrants entitle the holders to purchase one share of common stock at an exercise price of $1.00 per share for a period of five years. Using a Black-Scholes valuation model, the Company determined the value of the warrants to be $507,662.

Receivable from Sale of Stock

In March 2004, the Company sold 420,000 shares of common stock for a total purchase price of $500,000 to a private investor pursuant to a Common Stock Purchase Agreement ("Stock Purchase Agreement"). According to the Stock Purchase Agreement, the purchase price was scheduled to be paid in two installments of $200,000 and $300,000, respectively on March 19, 2004 and March 26, 2004. The agreed upon payments were not made on the scheduled dates, and by letter agreement in June 2004, the investor pledged certain real property as collateral on the balance owed. The Company expects the outstanding balance to be paid in full during the third quarter of 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

Note Receivable

On March 28, 2005 the Company extended a loan in the amount of $400,000 to Joseph L. Putegnat III, who is a shareholder of the Company and the former owner of Jupiter Telecom, Inc. a predecessor in interest to the Company's current business. The loan is evidenced by a $400,000 principal amount promissory note bearing interest at the rate of 5.5% per annum. The performance by Mr. Putegnat of his obligations under the promissory note and the related loan agreement are secured by a deed of trust on certain real property and a pledge of 120,000 shares of IPEX, Inc. common stock owned by Mr. Putegnat.

Assignment Agreement

The loan to Mr. Putegnat was assumed by DJB Holdings, Inc., a Nevada corporation, in consideration for $400,000 cash which was received by the Company on May 16, 2005. Daren Barone is a principal of DJB Holdings, Inc. and is a minority shareholder of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

Effective April 1, 2005, the Company cancelled its prior sublease agreement and entered into a new lease for office facilities located at 9255 Towne Center Drive, Suite 235, San Diego, California 92121. The premises consist of 896 square feet of office space. The term of the lease is for one year beginning April 1, 2005 and ending March 31, 2006. Monthly base rent under the lease agreement is $2,374.

NOTE 8 - SUBSEQUENT EVENTS

In connection with the loan described in Note 6 above, the Audit Committee of the Board of Directors is investigating this matter to determine whether the loan to Mr. Putegnat constituted a "direct or indirect loan to a director or executive officer (or equivalent thereof)." Currently, the Board of Directors, under advice of independent counsel, is investigating the facts surrounding the making of the loan and will report its findings when the investigation is complete. During the pendency of the investigation, Wolfgang Grabher, the Chief Executive Officer and President of the Company, has been put on temporary leave of absence. During the pendency of the investigation, Russell Ingledew, the Chief Financial Officer of the Company will serve as Acting President.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

      The information in this quarterly report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," "anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. The actual results of IPEX, Inc. ("IPEX" or the "Company") may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements of the Company, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

      On March 17, 2005, Tamarack Ventures, Inc. (n/k/a IPEX, Inc.) entered into an Agreement and Plan of Merger (the "Agreement") with AICI, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, Administration for International Credit and Investment, Inc., an Oregon corporation ("AICI"), and the shareholders of AICI (the "AICI Shareholders"). Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of AICI from the AICI Shareholders. As consideration for the acquisition of AICI, the Company issued 21,875,566 shares of the Company's common stock to the AICI Shareholders. In addition, certain shareholders of the Company cancelled an aggregate of 3,500,000 outstanding shares of the Company's common stock.

      The transaction has been reflected as a reverse merger where Tamarack Ventures was the surviving legal entity after the merger, but AICI remained the accounting acquirer. The merger has been accounted for as a recapitalization of AICI as of the earliest period presented. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI.

      AICI was incorporated in November 1999, and from inception through February 24, 2004 was classified as a development stage company as its efforts were principally devoted to organizational activities, raising capital and identifying potential acquisition candidates. On February 25, 2004, AICI became an operating company the completion of a merger with Jupiter Telecom, Inc., a California corporation in the business of providing telecommunications services, in which AICI was the surviving entity. Accordingly, the operating activity of AICI shown as the historical financial activity of the Company herein for the period ended March 31, 2004, reflects only activity from the merger date of February 25, 2004 through March 31, 2004.

      In connection with the merger with AICI, the Company changed its fiscal year from July 31 to December 31. Effective March 23, 2005 the Company changed its name from Tamarack Ventures, Inc. to IPEX, Inc. , and effective March 29, 2005, the Company's quotation symbol on the OTC Bulletin Board was changed from TMKV.OB to IPEX.OB.

      IPEX operates a fully automated, software-based, centralized Voice over Internet Protocol ("VoIP") routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform which monitors and dynamically checks up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol (IP) connection which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Providers and currently has contracts with approximately 120 international carriers. IPEX does not compete in the national telecom market and management believes the Company is positioned to partner with almost every international VoIP company. The Company is also a wholesale distributor of prepaid international phone cards.

Liquidity and Capital Resources

      As of March 31, 2005 the Company's cash balance was $2,293,256 as compared to $759 at December 31, 2004. The increase in cash is due primarily to a private placement sale of common stock on March 18, 2005. Cash realized from this private placement net of fees was $3,240,020.

      Cash used in operating activities during the three months ended March 31, 2005 was $515,198 primarily as a result of changes in working capital items during the quarter. In addition, cash used for purchases of equipment during the first quarter of 2005 was $32,325. As of March 31, 2005 the Company has no debt other than trade payables.

      Changes in operating assets and liabilities included in cash used in operating activities during the three months ended March 31, 2005 reflect transactions related to an agreement entered into on March 28, 2005 pursuant to which the Company sold international phone card pins for a total of $2,140,000. The customer has been invoiced and the revenue is being deferred until such time as the pins are sold to the end user and payment is reasonably assured. The purchase cost of $1,980,000 has also been deferred and will be expensed as revenue is recognized.

      On March 28, 2005, AICI, Inc., a wholly owned subsidiary of the Company, extended a loan in the amount of $400,000 to Joseph L. Putegnat III, who is a shareholder of the Company, Vice President, Carrier Sales of AICI, Inc. and the former owner of Jupiter Telecom, Inc. a predecessor in interest to the Company's current business. The loan is evidenced by a $400,000 principal amount promissory note bearing interest at the rate of 5.5% per annum. The performance by Mr. Putegnat of his obligations under the promissory note and the related loan agreement are secured by a deed of trust on certain real property and a pledge of 120,000 shares of the Company's common stock owned by Mr. Putegnat.

      The loan to Mr. Putegnat was assumed by DJB Holdings, Inc., a Nevada corporation, in consideration for $400,000 cash which was received by the Company on May 16, 2005. Daren Barone is a principal of DJB Holdings, Inc. and is a minority shareholder of the Company.

      The Audit Committee of the Board of Directors is investigating this matter to determine whether the loan to Mr. Putegnat constituted a "direct or indirect loan to a director or executive officer (or equivalent thereof)." Currently, the Board of Directors, under advice of independent counsel, is investigating the facts surrounding the making of the loan and will report its findings when the investigation is complete. During the pendency of the investigation, Wolfgang Grabher, the Chief Executive Officer and President of the Company, has been put on temporary leave of absence. During the pendency of the investigation, Russell Ingledew, the Chief Financial Officer of the Company will serve as the Acting President. On May 26, 2005, Milton "Todd" Ault, III was appointed as a director of the Company and also as interim Chief Executive Officer.

Subsequent Event

      On April 11, 2005, the Company paid Edward Sullivan $10,000 cash as consideration for services rendered as assistant to the Company's Chief Executive Officer. Mr. Sullivan is currently a member of the Company's Board of Directors.

Contractual Obligations

      Effective April 1, 2005, the Company cancelled its prior sublease agreement and entered into a new lease for office facilities located at 9255 Towne Centre Drive, Suite 235, San Diego, California 92121. The premises consist of 896 square feet of office space. The term of the lease is for one year beginning April 1, 2005 and ending March 31, 2006. Monthly base rent under the lease agreement is $2,374. Total annual rent due for the term of the lease is $28,493. This is the Company's only contractual obligation as of March 31, 2005.

Financing Needs

      Based on the Company's current business plan, management anticipates that existing cash balances, cash generated from future revenues from operations and exercise of the stock warrants will be sufficient to permit the Company to conduct operations and to carry out its contemplated business plans for at least the next twelve months. At the present time, the Company does not have any plans with respect to additional financing.

      On March 18, 2005, the Company completed a private placement of an aggregate of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to accredited investors. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. The Series A Warrants are callable by the Company in the event the common stock trades at or above $2.00 for ten consecutive trading days. The Series B Warrants are callable by the Company in the event the common stock trades at or above $2.50 for ten consecutive trading days. However, the Company's right to call the Series A and Series B Warrants is subject to the following conditions: (1) the Company may not call more than 25% of the warrants during any 30 day period; (2) the Company must simultaneously call all Series A and Series B Warrants on the same terms; and (3) the Company may not call the warrants unless all of the shares of common stock issuable thereunder either (a) are registered pursuant an effective registration statement or (b) have been disposed of or may be sold under Rule 144(k) under the Securities Act of 1933. The anticipated proceeds from the exercise of the warrants is estimated to be $6,125,000. In addition 410,000 warrants were issued to the placement agents as part of their compensation. These warrants are exercisable for $1.00 per share and estimated proceeds would be another $410,000.

Results of Operations

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

      Sales for the quarter ended March 31, 2005 rose to $1,801,886 as compared to sales of $629,127 from the prior year's quarter ended March 31, 2004. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement has allowed the Company to extend credit to Tier 2 carriers under net 15 terms therefore increasing the number of overall customers. Management believes the Company is now in a position to increase sales in the future by moving up to Tier 1 customers, which require net 30 terms for payment.

      Gross profit was at $67,203 for the three months ended March 31, 2005, as compared to a negative gross profit of $139,040 in the prior year quarter ending March 31, 2004. Net loss was $150,174 for the three months ended March 31, 2005, as compared to a net loss of $248,047 in the prior year quarter ending March 31, 2004. The increase in gross profit and the decrease in net loss is due primarily to the inclusion of a full three months in the 2005 period and to overall increases in trading revenue activity.

Off-Balance Sheet Arrangements

      The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Concentrations of Credit Risk

      Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any significant concentrations of credit risk with respect to its cash and cash equivalents. There exists a concentration of credit risk with respect to accounts receivable as one customer accounts for 93% of the accounts due as of March 31, 2005. This customer has a history of timely payments and has been determined to be a minimal credit risk. The Company's customer base is made up of a large number of geographically diverse customers, thus spreading the trade credit risk. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

Revenue Recognition

      Trading revenues represent fees generated from minutes purchased through the Company's exchange platform or through the wholesale exchange of minutes outside of the Company's platform via prepaid phone cards. Fees are determined by multiplying the rate per minute by the number of minutes utilized. Revenues are recognized in the period minutes are delivered through the telecom exchange platform or when minutes are otherwise traded without further obligations to the Company. Revenues from the exchange of third-party phone cards are deferred until such time as there are no further obligations to the Company, and customer payment is reasonably assured.

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures may not be effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (1) accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

      The Company is continuing to evaluate the effectiveness of its disclosure controls and procedures to determine whether there are weaknesses that prevent the Company from making informed decisions and timely report such decisions. On March 28, 2005, AICI, Inc., a wholly owned subsidiary of the Company, extended a loan in the amount of $400,000 to Joseph L. Putegnat III, who is a shareholder of the Company, Vice President, Carrier Sales of AICI, Inc. and the former owner of Jupiter Telecom, Inc. a predecessor in interest to the Company's current business. The loan was subsequently assumed by DJB Holdings Inc. in consideration for $400,000 cash which was received by the Company on May 16, 2005. The Audit Committee of the Board of Directors is investigating this matter to determine whether the loan to Mr. Putegnat constituted a "direct or indirect loan to a director or executive officer (or equivalent thereof)." Currently, the Board of Directors, under the advice of independent counsel, is investigating the facts surrounding the making of the loan. During the pendency of the investigation, Wolfgang Grabher, the Chief Executive Officer and President of the Company, has been put on temporary leave of absence.

      Except as described above, there were no other changes in the Company's internal controls or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

      The Company is not currently a party to, nor is any of its property currently the subject of, any pending legal proceeding. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On March 17, 2005, the Company entered into an Agreement and Plan of Merger (the "Agreement") with AICI, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, Administration for International Credit and Investment, Inc., an Oregon corporation ("AICI"), and the shareholders of AICI (the "AICI Shareholders"). Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of AICI from the AICI Shareholders. As consideration for the acquisition of AICI, the Company issued 21,875,566 shares of the Company's common stock to the AICI Shareholders. These issuances were exempt from registration requirements under Regulation D or Regulation S under the Securities Act of 1933, as amended. In addition, certain shareholders of the Company cancelled an aggregate of 3,500,000 outstanding shares of the Company's common stock, and such shares were returned to the Company's treasury stock.

      In connection with the acquisition of AICI, on March 18, 2005, the Company completed a private placement of an aggregate of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors for aggregate gross proceeds of $3,500,000. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one Series A Warrant and one Series B Warrant, for a per Unit purchase price of $2.00. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. The private placement was exempt from registration requirements pursuant to Regulation D under the Securities Act of 1933, as amended. Each of the investors represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit
Number                                Description
--------------------------------------------------------------------------------
2.1 Agreement and Plan of Merger made as of March 17, 2005 among Tamarack Ventures, Inc., AICI, Inc., Administration for International Credit & Investment, Inc. and the shareholders of Administration for International Credit & Investment, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)
3.1 Articles of Merger changing the Registrant's name to IPEX, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2005)
4.1 Form of Subscription Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)
4.2 Form of Class A Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22,
                  2005)
4.3 Form of Class B Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22,
                  2005)
10.1 Employment Agreement of Wolfgang Grabher, dated January 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)
10.2 Employment Agreement of Carl Perkins, dated February 15, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)
10.3 Employment Agreement of Russell Ingeldew, dated February 15, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)
10.4 Exclusive Patent License Agreement dated July 13, 2000 by and between Wolfgang Grabher and Administration for International Credit & Investment, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)
10.5 Amendment No. 1 to Exclusive Patent License Agreement (Waiver) dated February 9, 2005 from Wolfgang Grabher to Administration for International Credit & Investment, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)
10.6 Sublease of Jupiter Telecom, Inc., predecessor in interest to Administration for International Credit & Investment, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

10.7 Office Lease Agreement entered into as of April 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2005)
10.8              Loan Agreement Dated March 28, 2005 by and between Joseph L.
                  Putegnat III and AICI, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
10.9 Promissory Note signed by Joseph L. Putegnat III in favor of AICI, Inc. dated March 28, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
10.10 Pledge and Security Agreement dated March 28, 2005 between Joseph L. Putegnat III, AICI, Inc. and Richard A. Weintraub PC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
10.11 Assignment of Loan Agreement dated March 28, 2005 in favor of DJB Holdings, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24,
                  2005)
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IPEX, INC.


      Dated: June 2, 2005               By: /s/ Milton "Todd" Ault, III
                                            ------------------------------------
                                                Milton "Todd" Ault, III
                                                Acting Chief Executive Officer


      Dated: June 2, 2005               By: /s/ Russell Ingledew
                                            ------------------------------------
                                                Russell Ingledew
                                                Acting President and Chief
                                                Financial Officer