Form 10QSB
period 2005-06-03
IPEX, INC
filed 2005-08-22
CIK 1258383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                                   IPEX, INC.
                                   ----------
                 (Name of small business issuer in its charter)

               NEVADA                                    41-2052984
               ------                                    ----------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 28,195,566 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                 Consolidated Balance Sheets...................................1
                 Consolidated Statement of Operations..........................2
                 Consolidated Statements of Cash Flows.........................3
                 Notes to Consolidated Financial Statements....................4

Item 2.  Management's Discussion and Analysis or Plan of Operation............14

Item 3.  Controls and Procedures..............................................18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........19

Item 3.  Defaults Upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................20

SIGNATURES....................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                        IPEX, INC.
                                      Balance Sheets
                                       (Unaudited)

                                                                                            June 30,           December 31,
Assets                                                                                        2005                2004
                                                                                        ----------------    ----------------

Current Assets
     Cash and cash equivalents                                                          $        432,988    $            759
     Accounts receivable, net                                                                    645,146             181,519
     Available-for-sale securities                                                             1,146,240                  --
     Prepaid expenses and other current assets                                                   109,616                  --
                                                                                        ----------------    ----------------
        Total current assets                                                                   2,333,990             182,278

Property and equipment, net                                                                       72,425              20,483
Goodwill                                                                                       1,522,130           1,522,130
Intellectual property rights purchased                                                         6,415,140                  --
Other assets                                                                                      12,612                  --
                                                                                        ----------------    ----------------

 Total assets                                                                           $     10,356,297    $      1,724,891
                                                                                        ================    ================

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                                   $        520,343    $        562,599
     Accrued expenses and other current liabilities                                                5,890               5,333
                                                                                        ----------------    ----------------
        Total current liabilities                                                                526,233             567,932

Stockholders' equity
     Preferred stock, .01 par value, 12,500,000 shares authorized, no shares issued and outstanding at December 31, 2004;
       no shares authorized, issued and outstanding at June 30, 2005                                  --                  --
     Common stock, par value .001, 75,000,000 shares authorized,
       28,195,566 issued and outstanding at
       June 30, 2005; 52,500,000 shares authorized, 21,875,566
       issued and outstanding at December 31, 2004                                                28,196              21,875
     Additional paid in capital                                                                5,844,030           2,033,704
     Common stock to be issued                                                                 6,125,500                  --
     Receivable from sale of stock                                                              (500,000)           (500,000)
     Accumulated other comprehensive gain                                                         45,299                  --
     Retained earnings (deficit)                                                              (1,712,961)           (398,620)
                                                                                        ----------------    ----------------
        Total stockholders' equity                                                             9,830,064           1,156,959
                                                                                        ----------------    ----------------
        Total liabilities and stockholders' equity                                      $     10,356,297    $      1,724,891
                                                                                        ================    ================

                 See accompanying notes to financial statements

                     IPEX, INC.
              Statements of Operations
                    (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                                June 30,                        June 30,
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
Trading revenues                                     $  3,014,291    $  1,149,578    $  4,816,177    $  1,778,705

Cost of trading revenues
    Supplier costs                                      2,922,909       1,116,430       4,643,390       1,865,762
    Switch costs                                           43,678          20,769          57,880          39,604
                                                     ------------    ------------    ------------    ------------
Total cost of trading revenues                          2,966,587       1,137,199       4,701,270       1,905,366
                                                     ------------    ------------    ------------    ------------

Gross profit (loss)                                        47,704          12,379         114,907        (126,661)

Selling, general and administrative expenses              641,286         105,238         857,863         214,245

Selling, general and administrative expenses -
    Related parties                                       576,627              --         576,627              --

                                                     ------------    ------------    ------------    ------------

Loss from operations                                   (1,170,209)        (92,859)     (1,319,583)       (340,906)

Other income & expense                                      6,042              92           6,042              92

Net loss before income tax expense                     (1,164,167)        (92,767)     (1,313,541)       (340,814)
                                                     ------------    ------------    ------------    ------------

Income tax expense                                             --              --             800              --

                                                     ------------    ------------    ------------    ------------
Net loss                                             $ (1,164,167)   $    (92,767)   $ (1,314,341)   $   (340,814)
                                                     ============    ============    ============    ============

Loss per share - basic and diluted                   $      (0.04)   $         --    $      (0.05)   $      (0.02)
                                                     ============    ============    ============    ============

Weighted average shares outstanding -
    basic and diluted                                  28,195,566      24,695,566      26,698,343      16,562,634
                                                     ============    ============    ============    ============

Net loss                                             $ (1,164,167)   $    (92,767)   $ (1,314,341)   $   (340,814)

Other comprehensive income
    Unrealized gain on available for sale                  45,299              --          45,299    $         --
                                                     ------------    ------------    ------------    ------------

Total comprehensive income (loss)                    $ (1,118,868)   $    (92,767)   $ (1,269,042)   $   (340,814)
                                                     ============    ============    ============    ============

                 See accompanying notes to financial statements

                                           IPEX, INC.
                                    Statements of Cash Flows
                                          (Unaudited)

                                                                            Six Months Ended
                                                                               June 30,
                                                                          2005            2004
                                                                    ------------   ------------

Cash flows from operating activities:
 Net loss                                                           $ (1,314,341)  $   (340,814)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                                           3,771          2,318
   Non cash operating expenses                                                --         55,579
   Non cash operating expenses - related parties                         576,627             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                (463,627)       266,239
     Unbilled services receivable                                             --         80,096
     Prepaid expenses and other current assets                          (122,228)         1,232
     Accounts payable                                                    (42,256)       (92,735)
     Other current liabilities                                               557         (2,649)
                                                                    ------------   ------------

Net cash (used in) provided by operating activities                   (1,361,497)       (30,734)

Cash flows from investing activities:
  Purchases of property and equipment                                    (55,713)          (396)
  Purchase of intellectual property rights                              (289,640)
  Purchase of available for sale securities                           (1,100,941)            --
  Cash acquired in merger                                                     ---          8,255
                                                                    ------------   ------------

Net cash (used in) provided by investing activities                   (1,446,294)         7,859

Cash flows from financing activities:
   Payments on line of credit                                                 --        (29,715)
   Borrowings on line of credit                                               --         91,690
   Proceeds from private placement                                     3,240,020             --
                                                                    ------------   ------------

 Net cash provided by financing activities                             3,240,020         61,975
                                                                    ------------   ------------

Net increase in cash                                                     432,229         39,100

Cash and cash equivalents - beginning of period                              759             --
                                                                    ------------   ------------

Cash and cash equivalents - end of period                           $    432,988   $     39,100
                                                                    ============   ============
Non - Cash Investing and Financing Activities:
Shares issued in connection with Jupiter merger                     $         --   $  1,000,000
Shares issued for services and payment of start up expenses         $         --   $     55,579
Shares issued in private placement                                  $         --   $    500,000
Shares issued in connection with reduction of line of credit        $         --   $    500,000
Warrants issued in connection with private placement                $    507,662   $         --
Commitment to issue common stock                                    $  6,125,500   $         --

                 See accompanying ntoes to financial statements

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND OPERATIONS

Business and Operations

IPEX, Inc. (formerly, Tamarack Ventures, Inc.), ("IPEX" or the "Company") was incorporated in the State of Nevada on June 27, 2002. On March 17, 2005 the Company entered into an Agreement and Plan of Merger with Administration for International Credit and Investment, Inc., an Oregon corporation ("AICI") an operating company which provides telecommunication services. The transaction has been reflected as a reverse merger where Tamarack Ventures was the surviving legal entity after the merger, but AICI remained the accounting acquirer. The merger has been accounted for as a recapitalization of AICI as of the earliest period presented. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI. Following the merger, Tamarack Ventures changed its name to IPEX, Inc., and the Company changed its fiscal year end from July 31 to December 31.

IPEX operates a software-based, centralized Voice over Internet Protocol ("VoIP") routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform, which checks up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol (IP) connection, which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Provides ("ISP's") and currently has contracts with approximately 120 international carriers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements of IPEX, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AICI, Inc.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and Cash Equivalents

Cash and cash equivalents includes cash on deposit and highly liquid investments with original maturity dates of three months or less when purchased.

Accounts Receivable

The Company uses the allowance method for uncollectible accounts. The allowance is estimated based on historical experience and periodic review of the current status of accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $26,381 at June 30, 2005 and December 31, 2004.

Available-for-Sale Securities

The Company determines the appropriate classification of debt and equity securities under "SFAS No. 115, Accounting for Certain Investments in Debt and Equity Instruments", at the time of purchase and reevaluates this designation at each balance sheet date. Investments classified as available for sale are reported at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of each other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in Other income, net in the consolidated statements of operations. Investment securities available for current operations are classified as current assets.

Available-for-Sale Securities consist of mutual funds, equities and bonds. The cost of such securities at June 30, 2005 was $1,100,941, with $45,299 of cumulative unrealized gains reported at June 30, 2005.

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

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-Based Compensation

The Company intends to adopt the provisions of FASB Statement No. 123R, "Share-Based Payment," that requires corporations to account for awards of stock options or other equity instruments to employees using the fair value method. As of June 30, 2005 no options or other equity instruments had been granted to employees.

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

Fair Value of Financial Instruments

The Company's financial instruments at June 30, 2005 consist of cash and cash equivalents, accounts receivable, available for sale securities and accounts payable. As of June 30, 2005, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable and accounts payable approximate their fair value, based upon their short-term nature. Available for sale securities are reported at fair value based on quoted market prices.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R "Share-Based Payment", a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R replaces Statement No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with Statement 123 and Statement 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," Companies were not required to recognize the value of employee stock options issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant as compensation expense in the financial statements. Instead, Companies were required only to disclose in the notes to the financial statements the fair value of any such options granted, and the pro forma effect on operating results if the fair value had been recorded. Through June 30, 2005 the Company had not issued any share based payments to its employees. The Company intends to adopt the provisions of Statement No. 123R with respect to any such awards granted in future periods.

NOTE 3 - REVERSE MERGER

On March 17, 2005, Tamarack Ventures, Inc. ("Tamarack") a reporting company completed a merger with AICI, Inc. a Nevada corporation and a wholly owned subsidiary of Tamarack, and Administration for International Credit and Investment, Inc. ("AICI"), a Oregon corporation in the business of providing telecommunications services.

Pursuant to the merger agreement, Tamarack acquired all of the outstanding equity stock of AICI from the AICI Shareholders. As consideration for the acquisition of AICI, Tamarack agreed to issue 21,875,566 shares of the Company's common stock to the AICI Shareholders. In addition, certain shareholders of Tamarack agreed to cancel an aggregate of 3,500,000 previously outstanding shares of Tamarack's common stock. As a result of the cancellation, 2,820,000 common shares were owned by previous shareholders of Tamarack following completion of the merger. Upon completion of the merger, AICI shareholders owned approximately 88.6% of the outstanding shares of common stock of Tamarack. For accounting purposes the transaction is considered to be a reverse merger where Tamarack is the surviving legal entity, and AICI is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI. Following the merger, Tamarack Ventures changed its name to IPEX, Inc., and the Company changed its fiscal year end from July 31 to December 31.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005 and December 31, 2004:

                                            June 30, 2005     December 31, 2004
                                          ----------------    -----------------
     Office equipment                     $         90,530    $         34,817
     Less: accumulated depreciation                (18,105)            (14,334)
                                          ----------------    ----------------
     Office equipment, net                $         72,425    $         20,483
                                          ================    ================


Depreciation expense was $2,030 and $1,632 for the quarters ended June 30, 2005 and June 30, 2004 respectively. Depreciation expense was $3,771 and $2,318 for the six months ended June 30, 2005 and June 30, 2004 respectively.

NOTE 5 - INTELLECTUAL PROPERTY RIGHTS

On June 7, 2005, the Company entered into a purchase agreement with RGB Channel SRL, B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "RGB Agreement"). Under the RGB Agreement, the Company purchased certain intellectual property rights including image processing algorithms, encoder software, decoder software, digital image enhancement tools and encryption algorithms to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the internet (the "RGB Assets"). The Company purchased the RGB Assets from RGB Channel SRL. The Company paid $275,000 for the RGB Assets plus $14,640 legal fees totaling $289,640.

The Company entered into a second purchase agreement dated June 7, 2005 between B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). The technology purchased under the B Tech Agreement includes quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64 Kbit/s (ISDN). The Company purchased the B Tech Assets from B Tech Ltd., Massimo Ballerini and Emanuele Boni. The purchase price for the B Tech Assets totals $6,000,000 of the Company's common stock, and the Company must issue such shares to the sellers 90 days after the closing date (the "Valuation Date"). The number of shares of common stock to be issued will be based on the average of the closing bid and asked prices per share of the common stock as quoted on the OTC Bulletin Board for the twenty trading days prior to the Valuation Date.

In connection with RGB Agreement and the B Tech Agreement, the Company entered into an escrow agreement with B Tech Ltd., Massimo Ballerini, Emanuele Boni, Wolfgang Grabher and Sichenzia Ross Friedman Ference LLP (as escrow agent). Under the escrow agreement, the Company's majority shareholder and former President, Chief Executive Officer and director, Mr. Grabher agreed to escrow such number of shares of common stock (the "Escrowed Stock") he owns in the Company valued at $6,275,000 based on the average of the closing bid and asked prices per share of the common stock as quoted on the OTC Bulletin Board for the five trading days prior to the closing date of the B Tech Agreement. On the Valuation Date, the number shares of the Escrowed Stock will be adjusted by dividing $6,275,000 by the Valuation Price Per Share. Immediately after the Valuation Date, either (a) Mr. Grabher must deposit additional shares of common stock with the escrow agent, or (b) the Company must instruct the escrow agent to return a specified number of shares of the Escrowed Stock to Mr. Grabher, based upon the adjustment of the number of shares of Escrowed Stock on the Valuation Date. The Company is in the process of obtaining independent third-party reports validating the RGB Assets and the B Tech Assets. In the event that the RGB Assets and the B Tech Assets are not validated within 180 days (or 270 days if the RGB Assets and/or the B Tech Assets are only partially validated after 180 days) of June 7, 2005, then the Escrowed Stock will be cancelled and returned to the Company's treasury stock. If the RGB Assets and the B Tech Assets are validated within such periods the Escrowed Stock will be returned to Mr. Grabher. Based on the closing date of the agreement of June 29, 2005 the Company recorded an asset for the intellectual property acquired, and a related obligation to issue common stock for the agreed upon value of $6,000,000.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY AGREEMENTS

Consulting Agreement with PST

On June 30, 2005, Wolfgang Grabher, the majority shareholder and former President, Chief Executive Officer and director of the Company formalized the terms of a consulting agreement with Patient Safety Technologies, Inc. ("PST"), whereby PST was retained by Mr. Grabher, to serve as a business consultant to the Company. By letter agreement entered into in July 2005, the Company has agreed that it is an intended third party beneficiary of the agreement, and has consented to the rendering of services by PST to the Company.

Milton "Todd" Ault, III is Chairman of the Company's Board of Directors and interim Chief Executive Officer of the Company and is also the Chairman and Chief Executive Officer of PST. Mr. Ault also beneficially owns 20,897,865 shares of the Company's 28,195,566 outstanding shares of common stock. 18,855,900 of such shares which are beneficially owned by Mr. Ault are pursuant to an irrevocable voting proxy granted to Mr. Ault by Mr. Grabher. Alice Campbell, a director of the Company and Chairperson of the Company's Audit Committee, is a also a director of PST.

In accordance with the terms of the consulting agreement, PST has provided and/or will provide if reasonably necessary within the next 12 months, the following services to the Company: (a) substantial review of the Company's business and operations in order to facilitate an analysis of the Company's strategic options regarding a turnaround of the Company's business; (b)
providing advice in the following areas: (i) identification of financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees; (iv) making personnel of PST available to the Company to provide services to the Company on a temporary or permanent basis; (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which the Company may elect to pursue; and (vi) providing any other services as are mutually agreed upon in writing by PST and Mr. Grabher from time to time; and (c) assisting the Company in installing a new management team

As consideration for such services, Mr. Grabher personally agreed to pay to PST, on or before August 15, 2005 either; (a) 500,000 shares of common stock of the Company, or (b) $1,500,000 in cash, as a non-refundable consulting fee. The determination of whether the fee is paid in the form of common stock of the Company owned by Mr. Grabher or cash, was to be in the sole discretion of Mr. Grabher, and in August 2005, Mr. Grabher determined that such payment would be made through the transfer of 500,000 of Company stock owned by him to PST.

Based on an analysis of the services to be provided under the agreement completed by PST, and agreed to by both Mr. Grabher and the Company, the fair value of the services was determined to be $1,331,250 over the 12 month term of the agreement. Through June 30, 2005 PST had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations of the Company;
(ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; (iv) the appointment of two members to the Board of Directors of the Company; and (v) use of PST personnel on a temporary basis, including Mr. Ault's functioning as the Company's interim Chief Executive Officer.

The value of the services provided through June 30, 2005, $576,627, as determined by PST and agreed to by both Mr. Grabher and the Company, has been recorded by the Company in the quarter ended June 30, 2005 as non-cash consulting expense, with a corresponding increase to additional paid in capital, as a result of the payment for services by Mr. Grabher. The Company intends to record the balance of the total fair value of the agreement as an additional contribution to paid in capital during the third quarter of 2005 upon payment of the agreed upon amount by Mr. Grabher, and to recognize the remaining expense related to agreement during the subsequent periods in which services are provided

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY AGREEMENTS - CONTINUED

Note Receivable

On March 28, 2005 the Company extended a loan in the amount of $400,000 to Joseph L. Putegnat III, who is a shareholder of the Company and the former owner of Jupiter Telecom, Inc. a predecessor in interest to the Company's current business. The loan was evidenced by a $400,000 principal amount promissory note bearing interest at the rate of 5.5% per annum. The performance by Mr. Putegnat of his obligations under the promissory note and the related loan agreement were secured by a deed of trust on certain real property owned by Mr. Putegnat, and a pledge of 120,000 shares of IPEX, Inc. common stock owned by Mr. Putegnat. On May 16, 2005 the loan was repaid in full and the proceeds deposited.

Assignment Agreement

The Company entered into an Assignment of Loan agreement dated March 28,2005, pursuant to which the Company agreed to assign the $400,000 principal amount promissory note issued by Mr. Putegnat to DJB Holdings, Inc., a Nevada corporation, in consideration for $400,000 cash which was received and deposited by the Company on May 16, 2005. Daren Barone is a principal of DJB Holdings, Inc. and is a minority shareholder of the Company.

NOTE 7 - CONTRACTUAL AGREEMENTS

Contract Cancellation

The Company entered into an agreement on March 25, 2005 to sell international phone card pins for a total of $2,140,000. As of March 31, 2005 the agreed upon selling price of $2,140,000 was included in accounts receivable and deferred revenue, and the related purchase price of $1,980,000 was included in deferred costs and accounts payable. During the quarter ended June 30, 2005, the agreement was cancelled by the buyer, and the above referenced amounts were reversed.

Consulting Agreement with Aegis Equity LLC

In June 2005, the Company entered into a consulting agreement with Aegis Equity LLC ("Aegis"), pursuant to which Aegis provided merger and acquisition advisory services, including coordination of due diligence, transaction structure, integration and legal affairs, in connection with purchase agreements, completed in June 2005, related to the acquisition by the Company of certain intellectual property assets (See Note 5).

According to the terms of the consulting agreement, the Company agreed to pay a fee to Aegis in the amount of $125,500, payable in the form of the Company's common stock to be priced according to the volume weighted average price for the 5 business days immediately prior to the day of execution of the consulting agreement. Based on the agreement execution date of June 7, 2005, the volume weighted average price for the preceding 5 days was determined to be $2.64, which will result in the issuance of 47,470 shares to Aegis. The shares of common stock to be issued under this agreement shall have piggy back registration rights, and will not be delivered until the stock is registered by the Company. In connection with this agreement, the Company capitalized the $125,500 fee as part of the purchase price of the intellectual property, and as of June 30, 2005 the value of the stock owed is reflected as common stock to be issued.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2005 no preferred stock is authorized or outstanding

Common Stock

The Company has authorized 75,000,000 shares of $.001 par value common stock, of which 28,195,566 shares are issued and outstanding as of June 30, 2005.

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

Pre-Merger Stock Split

All references to the number of shares outstanding and per-share amounts in the financial statements as of December 31, 2004 and for the interim 2004 periods have been restated to reflect the effect of a 4.2 for 1 stock split of AICI's common shares in February 2005.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY - CONTINUED

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Commitments to Issue Common Stock

In connection with the acquisition of certain intellectual  property rights (See
Note 5), the Company is obligated as of June 30, 2005 to issue shares of common stock valued at $6,000,000. The stock is to be issued 90 days after the closing date of the agreement, June 29, 2005, and the number of shares to be issued will be based on the average of the closing bid and asked prices per share of common stock for the twenty trading days prior to the issue date.

In connection with the consulting agreement with Aegis Equity LLC (See Note 7), the Company is obligated as of June 30, 2005 to issue 47,470 shares of common stock as payment of the $125,500 fee for consulting services.

NOTE 10 - SUBSEQUENT EVENTS

On August 9, 2005, the Company entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Vinculum Communications, Inc., a privately owned Delaware corporation ("Vinculum"). Vinculum is a San Diego, California-based international long distance carrier that offers termination services to over 150 long distance carriers worldwide. The closing date for the acquisition is scheduled to occur no later than September 30, 2005, unless extended by mutual consent of the parties. Pursuant to the terms of the letter of intent, the Company will pay an aggregate of $14.5 million for the acquisition of Vinculum, which will be paid as follows: (a) $1 million in cash; (b) $11.7 million in shares of the Company's common stock; and
(c) $1.8 million of convertible notes (the "Notes").

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS - CONTINUED

The number of shares of common stock to be issued will be determined by dividing $11.7 million by the lower of: (a) the volume weighted average price per share of the Company's common stock for the 90 trading days immediately preceding the closing date; or (b) $4.10. The Notes will bear interest at the rate of 4% per annum payable quarterly in arrears. $900,000 principal amount of the Notes will have a maturity date 12 months from the closing and the remaining $900,000 principal amount of the Notes will have a maturity date 18 months from the closing. The Notes will be convertible at the option of the holders and will have a conversion price equal to the lower of: (a) the volume weighted average price of the Company's common stock for the 90 trading days immediately preceding the closing date; or (b) $4.10. The Company agreed to prepare and file a registration statement no later than 90 days from the closing date to register the resale of the common stock to be received by the Vinculum's shareholders in connection with the acquisition and use commercially reasonable efforts to cause the registration statement to become effective.

As a condition precedent to closing the acquisition, the Company agreed to enter into an employment agreement with Scott Goodwin, Vinculum's President and Chief Executive Officer, whereby Mr. Goodwin will serve as the President of Telecommunications for the Company with a salary of $240,000 per year. Vinculum's shareholders also would have the right to appoint two members to the Company's board of directors.

Completing the acquisition of Vinculum is subject to the execution of a definitive acquisition agreement with additional mutually acceptable terms and closing conditions. In the event either party terminates the letter of intent prior to the execution of a definitive agreement, it must pay the other party a break-up fee in the amount of $200,000 cash. However, neither party must pay a break-up fee if the letter of intent is terminated prior to the execution of a definitive agreement due to a breach of the letter of intent by the other party or any reason beyond the control of either respective party.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

      The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements of IPEX, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

      IPEX, Inc. (formerly, Tamarack Ventures, Inc.), ("IPEX" or the "Company") was incorporated in the State of Nevada on June 27, 2002. On March 17, 2005 the Company entered into an Agreement and Plan of Merger with Administration for International Credit and Investment, Inc., an Oregon corporation ("AICI") and an operating company that provides telecommunication services. The transaction has been reflected as a reverse merger where Tamarack Ventures was the surviving legal entity after the merger, but AICI remained the accounting acquirer. The merger has been accounted for as a recapitalization of AICI as of the earliest period presented. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI. Following the merger, Tamarack Ventures changed its name to IPEX, Inc., and the Company changed its fiscal year end from July 31 to December 31.

      IPEX operates a software-based, centralized Voice over Internet Protocol routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform, which checks up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol connection, which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Provides and currently has contracts with approximately 120 international carriers.

Liquidity and Capital Resources

      As of June 30, 2005, the Company had working capital of $1,807,757. The company expects to receive $500,000 from the stock receivable in the third quarter. Based on our current cash resources and other current assets including accounts receivable and available for sale securities, management believes we have sufficient liquidity to fund operations for the next twelve months. Based on our acquisition strategy, the company anticipates seeking additional funding, which may include the proceeds from the exercise of outstanding warrants. Additional funding is only required to complete the acquisition portion of the company's strategy. In the context of ongoing acquisitions we expect to need additional financing of $5,000,000 over the next twelve months. We intend to seek outside debt and/or equity financing through private placements to accredited investors. We do not currently have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing, we will have to significantly curtail our acquisition plans.

      At June 30, 2005, the Company's cash and cash equivalents totaled $432,988. Cash (including cash equivalents) used in operating activities was $1,361,497 for the 2005 six month period compared to cash used in operating activities of $30,734 in the 2004 six month period. The increase in cash used, resulted primarily from the higher net loss and changes in working capital items during the 2005 period. Accounts receivable, net at June 30, 2005 was $645,146 as compared to $181,519 on June 30, 2004. The average receivable is collected in 15 days.

      Net cash used in investing activities for the six months ended June 30, 2005 was $1,446,294 compared to net cash provided by investing activities of $7,859 for the six months ended June 30, 2004. The change in net cash used in investing activities is attributable to a $55,713 purchase of property and equipment, $289,640 related to the purchase of intellectual property rights (includes consulting and legal fees of $14,640), and the purchase of securities available for sale of $1,100,941.

      As of June 30, 2005 trade payables were $520,343 as compared to $562,599 as of December 31, 2004. The Company purchased additional intellectual property rights on June 7, 2005 for $6,000,000 which is payable in the form of common stock within 90 days of the purchase date.

      Net cash provided by financing activities was $3,240,020 for the six months ended June 30, 2005. The financing activities are the result of proceeds from a private placement completed on March 18, 2005 of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one Series A Warrant and one Series B Warrant, for a per Unit purchase price of $2.00. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Upon the effectiveness of a registration statement covering the shares underlying the Series A and Series B Warrants, the Company has the right to call the warrants under certain conditions outlined in the respective warrant agreements. To date, the Company has not filed such registration statement.

Asset Acquisition

      In June 2005, the Company entered into a purchase agreement with RGB Channel SRL, B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "RGB Agreement"). Under the RGB Agreement, the Company purchased certain intellectual property rights including image processing algorithms, encoder software, decoder software, digital image enhancement tools and encryption algorithms to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the internet (the "RGB Assets"). The Company purchased the RGB Assets from RGB Channel SRL. The Company paid $275,000 for the RGB Assets.

      The Company entered into a second purchase agreement in June 2005 between B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). The technology purchased under the B Tech Agreement includes quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64 Kbit/s (ISDN). The Company purchased the B Tech Assets from B Tech Ltd., Massimo Ballerini and Emanuele Boni. The purchase price for the B Tech Assets totals $6,000,000 of the Company's common stock, and the Company must issue such shares to the sellers under the B Tech Agreement 90 days after the closing date (the "Valuation Date"). The number of shares of common stock to be issued will be based on the average of the closing bid and asked prices per share of the common stock as quoted on the OTC Bulletin Board for the twenty trading days prior to the Valuation Date.

      In connection with RGB Agreement and the B Tech Agreement, the Company entered into an escrow agreement with B Tech Ltd., Massimo Ballerini, Emanuele Boni, Wolfgang Grabher and Sichenzia Ross Friedman Ference LLP (as escrow agent). Under the escrow agreement, Mr. Grabher agreed to escrow such number of shares of common stock (the "Escrowed Stock") he owns in the Company valued at $6,275,000 based on the average of the closing bid and asked prices per share of the common stock as quoted on the OTC Bulletin Board for the five trading days prior to the closing date of the B Tech Agreement. On the Valuation Date, the number shares of the Escrowed Stock will be adjusted by dividing $6,275,000 by the Valuation Price Per Share. Immediately after the Valuation Date, either (a) Mr. Grabher must deposit additional shares of common stock with the escrow agent, or (b) the Company must instruct the escrow agent to return a specified number of shares of the Escrowed Stock to Mr. Grabher, based upon the adjustment of the number of shares of Escrowed Stock on the Valuation Date. The Company is in the process of obtaining independent third-party reports validating the RGB Assets and the B Tech Assets. In the event that the RGB Assets and the B Tech Assets are not validated within 180 days (or 270 days if the RGB Assets and/or the B Tech Assets are only partially validated after 180 days) of June 7, 2005, then the Escrowed Stock will be cancelled and returned to the Company's treasury stock. If the RGB Assets and the B Tech Assets are validated within such periods the Escrowed Stock will be returned to Mr. Grabher.

Subsequent Event

      On August 9, 2005, the Company entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Vinculum Communications, Inc., a privately owned Delaware corporation ("Vinculum"). Vinculum is a San Diego, California-based international long distance carrier that offers termination services to over 150 long distance carriers worldwide. The closing date for the acquisition is scheduled to occur no later than September 30, 2005, unless extended by mutual consent of the parties. Pursuant to the terms of the letter of intent, the Company will pay an aggregate of $14.5 million for the acquisition of Vinculum, which will be paid as follows: (a) $1 million in cash; (b) $11.7 million in shares of the Company's common stock; and
(c) $1.8 million of convertible notes (the "Notes").

      The number of shares of common stock to be issued will be determined by dividing $11.7 million by the lower of: (a) the volume weighted average price per share of the Company's common stock for the 90 trading days immediately preceding the closing date; or (b) $4.10. The Notes will bear interest at the rate of 4% per annum payable quarterly in arrears. $900,000 principal amount of the Notes will have a maturity date 12 months from the closing and the remaining $900,000 principal amount of the Notes will have a maturity date 18 months from the closing. The Notes will be convertible at the option of the holders and will have a conversion price equal to the lower of: (a) the volume weighted average price of the Company's common stock for the 90 trading days immediately preceding the closing date; or (b) $4.10. The Company agreed to prepare and file a registration statement no later than 90 days from the closing date to register the resale of the common stock to be received by the Vinculum's shareholders in connection with the acquisition and use commercially reasonable efforts to cause the registration statement to become effective.

      As a condition precedent to closing the acquisition, the Company agreed to enter into an employment agreement with Scott Goodwin, Vinculum's President and Chief Executive Officer, whereby Mr. Goodwin will serve as the President of Telecommunications for the Company with a salary of $240,000 per year. Vinculum's shareholders also would have the right to appoint two members to the Company's board of directors.

      Completing the acquisition of Vinculum is subject to the execution of a definitive acquisition agreement with additional mutually acceptable terms and closing conditions. In the event either party terminates the letter of intent prior to the execution of a definitive agreement, it must pay the other party a break-up fee in the amount of $200,000 cash. However, neither party must pay a break-up fee if the letter of intent is terminated prior to the execution of a definitive agreement due to a breach of the letter of intent by the other party or any reason beyond the control of either respective party.

Contractual Obligations

      Effective April 1, 2005, the Company cancelled its prior sublease agreement and entered into a new lease for office facilities located at 9255 Towne Centre Drive, Suite 235, San Diego, California 92121. The premises consist of 896 square feet of office space. The term of the lease is for one year beginning April 1, 2005 and ending March 31, 2006. Monthly base rent under the lease agreement is $2,374. Total annual rent due for the term of the lease is $28,493. This is the Company's only contractual obligation as of June 30, 2005.

Results of Operations

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

      Sales for the quarter ended June 30, 2005 rose by 162% to $3,014,291 as compared to sales of $1,149,578 from the prior year's quarter ended June 30, 2004. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement on March 18, 2005 has allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and one Tier 1 carrier under net 30 terms thereby increasing the number of overall customers. Management believes the Company is in a position to increase sales in the future by moving up to tier 1 customers, which require net 30 terms for payment.

      Cost of sales is comprised of supplier costs and switch costs. Supplier costs reflect minutes purchased by the Company and resold to customers. Switch costs reflect bandwidth expenses incurred at the switch collocation facility. Supplier costs for the quarter ended June 30, 2005 increased by $1,806,479 to $2,992,909 from $1,116,430 in the quarter ended June 30, 2004, an increase of 162%. Switch costs for the quarter ended June 30, 2005 increased by $22,909, or 110%, to $43,678 from $20,769 in the quarter ended June 30, 2004. The increase in supplier costs and switch costs is attributable to the increase in traffic.

      Gross profit was $47,704 for the three months ended June 30, 2005, as compared to a gross profit of $12,379 in the prior year quarter ended June 30, 2004.

      Selling, general and administrative expenses for the quarter ended June 30, 2005 totaled $1,217,913 compared to $105,238 for the quarter ended June 30, 2004. Selling, general and administrative costs for the quarter ended June 30, 2005 were comprised of $935,535 in professional and legal fees. The professional and legal fees include non-cash expenses of $576,627 incurred in connection with the PST Consulting Agreement. Such fees also include $225,281 of legal expenses that were largely the result of the Company's independent investigation into the Company loan to Joseph L. Putegnat III. The remaining professional fees of $133,627 are consulting expenses related primarily to the operations of the business. Expenses increased from the June 30, 2004 quarter due to substantial increase in the growth of the business and due to the professional and legal fees described above.

      Net loss was $1,164,167 for the three months ended June 30, 2005 as compared to a net loss of $92,767 for the three months ended June 30, 2004. The increased net loss for the quarter is attributable primarily to expenses related to the growth of the business and the increased professional and legal expenses related to the Company's independent investigation, and the PST Consulting Agreement.

Six Month Period Ended June 30, 2005 Compared to the Six month Period Ended June 30, 2004

      Sales for the six month period ended June 30, 2005 rose by 171% to $4,816,177 as compared to sales of $1,778,705 from the prior year's six month period ended June 30, 2004. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement on March 18, 2005 has allowed the Company to extend credit to Tier 2 carriers under net 15 terms therefore increasing the number of overall customers. Management believes the Company is in a position to increase sales in the future by moving up to tier 1 customers, which require net 30 terms for payment.

      Cost of sales are comprised of supplier costs and switch costs. Supplier costs for the six month period ended June 30, 2005 increased by 149% to $4,643,390 from $1,865,762 in the six month period ended June 30, 2004. Switch costs for the six month period ended June 30, 2005 increased by 46% to $57,880 from $39,604 in the six month period ended June 30, 2004. The increase in supplier costs and switch costs is attributable to the increase in traffic.

      Gross profit was at $114,907 for the six months ended June 30, 2005, as compared to a gross loss of $126,661 in the prior year six months ending June 30, 2004.

      Selling, general and administrative expenses for the six months ended June 30, 2005 totaled $1,434,490 compared to $214,245 for the six months ended June 30, 2004. Selling, general and administrative costs for the six month period ended June 30, 2005 consisted of $1,063,497 for professional and legal fees. The professional and legal fees include non-cash expenses of $576,627 incurred in connection with the Consulting Agreement with Patient Safety Technologies, Inc. Such fees also include $279,346 of legal expenses that were largely the result of the Company's independent investigation into the Company loan to Joseph L. Putegnat III. The remaining professional fees of $207,524 are consulting expenses related to the operations of the business. Expenses increased due to substantial increase in the growth of the business and due to the professional and legal fees described above. It is expected that the operating expenses of the Company will continue to increase as a result of management additions during the 2nd and 3rd quarters.

      Net loss was $1,314,341 in the six months ended June 30, 2005 as compared to a net loss of $340,814 in the six month period ending June 30, 2004. The increased net loss for the six months is attributable primarily to expenses related to the growth of the business and the increased professional and legal expenses related to the Company's independent investigation, and the PST Consulting Agreement.

Off-Balance Sheet Arrangements

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Concentration of Credit Risk

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

Revenue Recognition

      Trading revenues represent fees generated from minutes purchased by Members through the Company's exchange platform. Fees are determined by multiplying the rate per minute by the number of minutes utilized. Revenues are recognized in the period when minutes are delivered through the telecom exchange platform.

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is:
(1) accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

      As reported in the Company's Form 10-QSB for the quarter ended March 31, 2005, the Company's Audit Committee was investigating a loan extended on March 28, 2005 from AICI, Inc., a wholly owned subsidiary of the Company, in the amount of $400,000 to Joseph L. Putegnat III, who is a shareholder of the Company, Vice President Carrier Sales of AICI, Inc. and the former owner of Jupiter Telecom, Inc., a predecessor in interest to the Company's current business. In June 2005, the Audit Committee determined that the loan to Mr. Putegnat constituted a "direct or indirect loan to a director or executive officer (or equivalent thereof)," in violation of the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Securities Exchange Act of 1934, as amended. The loan to Mr. Putegnat was extended without the Company's Board being fully informed of the relationship of Mr. Putegnat with the Company. In connection with the Audit Committee's determinations regarding the loan to Mr. Putegnat, on June 23, 2005, the Company appointed new members to its Audit Committee and in July 2005 hired a new chief executive officer and a new chief operating officer to oversee the daily operations of the Company. The Company's Audit Committee, under advice of independent counsel, is continuing to research, investigate and address other potential issues presented by former counsel to the Company. Except as described herein, there were no other changes to the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      In June 2005, the Company entered into a consulting agreement with Aegis Equity LLC, pursuant to which Aegis Equity LLC provided advisory services related to the RGB Channel Acquisition, including coordination of due diligence, transaction structure, integration and legal affairs, in connection with two asset purchase agreements. As consideration for the consulting services provided by Aegis Equity LLC, the Company agreed to issue Aegis Equity LLC 47,470 shares of common stock. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      The Company entered into a purchase agreement, dated June 7, 2005, with B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). Under the B Tech Agreement, the Company purchased certain intellectual property rights including quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64Kbit/s (ISDN). The purchase price for the B Tech Assets totals $6,000,000 of the Company's common stock, which shares must be issued by the Company 90 days after the closing date (the "Valuation Date"). The number of shares of common stock to be issued is based on the average of the closing bid and asked prices per share of the common stock as quoted on the OTC Bulletin Board for the twenty trading days prior to the Valuation Date. The shares of common stock issuable pursuant to the B Tech Agreement will be issued pursuant to the exemption from registration requirements under Regulation S, promulgated pursuant to the Securities Act of 1933, as amended. None of the sellers under the B Tech Agreement are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates will contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit
Number                               Description
-------    ---------------------------------------------------------------------

10.1 Office Lease Agreement entered into as of April 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2005)


10.2 Indemnification Agreement with Wolfgang Grabher (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2005)

10.3       Indemnification   Agreement  with  David  Overskei  (Incorporated  by
           reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2005)

10.4 Purchase Agreement, dated June 7, 2005, between IPEX, Inc., RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.5 Purchase Agreement, dated June 7, 2005, between IPEX, Inc., B Tech Ltd., Massimo Ballerini and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.6 Escrow Agreement between IPEX, Inc., B Tech Ltd., Massimo Ballerini, Emanuele Boni, Wolfgang Grabher and Sichenzia Ross Friedman Ference LLP (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.7 Employment of Massimo Ballerini dated June 7, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.8 Covenant Not to Compete and Confidentiality Agreement dated June 7, 2005 between IPEX, Inc. RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.9 Amendment No. 1 to Purchase Agreement entered into on June 29, 2005 among IPEX, Inc., B Tech Ltd., Massimo Ballerini and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 12, 2005)

10.10 Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.11 Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.12 Employment Agreement of Sothi Thillairajah dated July 4, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005)

10.13      Employment   Agreement  of  Carl  Perkins  dated  February  15,  2005
           (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 22, 2005)

10.14      Employment   Agreement  of  Gerald   Beckwith  dated  July  13,  2005
           (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 19, 2005)

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

                                               IPEX, INC.


Dated:   August 22, 2005              By:  /s/ Gerald Beckwith
                                          --------------------------------------
                                               Gerald Beckwith
                                               Chief Executive Officer


Dated:   August 22, 2005              By:  /s/ Russell Ingledew
                                           -------------------------------------
                                               Russell Ingledew
                                               Chief Financial Officer and
                                               Principal Accounting Officer