Form 10QSB
period 2005-09-30
IPEX, INC
filed 2005-11-15
CIK 1258383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
      COMMISSION FILE NUMBER ________________________________

                                   IPEX, INC.
                                   ----------
                 (Name of small business issuer in its charter)

             NEVADA                                       41-2052984
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             9255 Towne Centre Drive, Suite 235, San Diego, CA 92121
                    (Address of principal executive offices)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 2005, the issuer had 28,195,566 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
           Consolidated Balance Sheets......................................   1
           Consolidated Statement of Operations.............................   2
           Consolidated Statements of Cash Flows............................   3
           Notes to Consolidated Financial Statements.......................   4

Item 2. Management's Discussion and Analysis or Plan of Operation...........  15

Item 3. Controls and Procedures.............................................  20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........  21

Item 3. Defaults Upon Senior Securities.....................................  21

Item 4. Submission of Matters to a Vote of Security Holders.................  21

Item 5. Other Information...................................................  21

Item 6. Exhibits ...........................................................  22

SIGNATURES..................................................................  23

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   IPEX, INC.
                                 Balance Sheets
                                   (Unaudited)

                                                                                   September 30,    December 31,
Assets                                                                                 2005             2004
                                                                                   ------------     ------------
Current Assets
Cash and cash equivalents                                                          $    250,494     $        759
     Accounts receivable, net                                                         1,022,397          181,519
     Available-for-sale securities                                                      478,878               --
     Prepaid expenses and other current assets                                          198,456               --
                                                                                   ------------     ------------
 Total current assets                                                                 1,950,225          182,278

 Property and equipment, net                                                            117,235           20,483
 Goodwill                                                                             1,522,130        1,522,130
 Intellectual property rights purchased                                               6,423,474               --
 Other assets                                                                            12,612               --
                                                                                   ------------     ------------

 Total assets                                                                      $ 10,025,676     $  1,724,891
                                                                                   ============     ============

 Liabilities and Stockholders' Equity
 Current liabilities
 Accounts payable                                                                  $    751,920     $    562,599
 Accrued expenses and other current liabilities                                           5,302            5,333
                                                                                   ------------     ------------
 Total current liabilities                                                              757,222          567,932

 Stockholders' equity
 Preferred stock, .01 par value, 12,500,000 shares authorized, no shares issued and outstanding at December 31, 2004; no shares authorized, issued and outstanding at September 30, 2005
 Common stock, par value .001, 75,000,000 shares authorized, 28,195,566 issued and outstanding at September 30, 2005; 52,500,000 shares authorized,
    21,875,566 issued and
     outstanding at December 31, 2004                                                    28,196           21,875
 Additional paid in capital                                                           6,392,834        2,033,704
 Common stock to be issued                                                            6,362,862               --
 Receivable from sale of stock                                                         (500,000)        (500,000)
 Accumulated other comprehensive gain                                                    42,614               --
 Retained deficit                                                                    (3,058,052)        (398,620)
                                                                                   ------------     ------------
 Total stockholders' equity                                                           9,268,454        1,156,959
                                                                                   ------------     ------------
 Total liabilities and stockholders' equity                                        $ 10,025,676     $  1,724,891
                                                                                   ============     ============


                 See accompanying notes to financial statements

                                   IPEX, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                        2005             2004            2005             2004
                                                    ------------     ------------    ------------     ------------
Trading revenues                                    $  3,530,598     $  2,609,177    $  8,346,775     $  4,387,882

Cost of trading revenues
    Supplier costs                                     3,373,530        2,465,604       8,016,920        4,331,366
    Switch costs                                          32,174           32,446          90,054           72,050
                                                    ------------     ------------    ------------     ------------
Total cost of trading revenues                         3,405,704        2,498,050       8,106,974        4,403,416
                                                    ------------     ------------    ------------     ------------

Gross profit (loss)                                      124,894          111,127         239,801          (15,534)

Selling, general and administrative expenses           1,481,133           85,354       2,338,996          299,599

Selling, general and administrative expenses -
    Related parties                                       29,693               --         606,320               --

                                                    ------------     ------------    ------------     ------------
Loss from operations                                  (1,385,932)          25,773      (2,705,515)        (315,133)

Other income                                              40,841               --          46,883               92

Net loss before income tax expense                    (1,345,091)          25,773      (2,658,632)        (315,041)
                                                    ------------     ------------    ------------     ------------

Income tax expense                                            --               --             800               --

                                                    ------------     ------------    ------------     ------------
Net income (loss)                                   $ (1,345,091)    $     25,773    $ (2,659,432)    $   (315,041)
                                                    ============     ============    ============     ============

Loss per share - basic and diluted                  $      (0.05)    $         --    $      (0.10)    $      (0.02)
                                                    ============     ============    ============     ============

Weighted average shares outstanding -
    basic and diluted                                 28,195,566       24,695,566      26,028,171       16,562,634
                                                    ============     ============    ============     ============

Net income (loss)                                   $ (1,345,091)    $     25,773    $ (2,659,432)    $   (315,041)

Other comprehensive income
    Unrealized gain (loss) on available for sale          (2,685)              --          42,614     $         --
                                                    ------------     ------------    ------------     ------------

Total comprehensive income (loss)                   $ (1,347,776)    $     25,773    $ (2,616,818)    $   (315,041)
                                                    ============     ============    ============     ============


                 See accompanying notes to financial statements

                                   IPEX, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          2005             2004
                                                                      ------------     ------------

Cash flows from operating activities:
  Net loss                                                            $ (2,659,432)    $   (315,041)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                         11,179            3,950
      Non cash operating expenses                                               --           55,579
      Consulting fees - related parties                                    606,320               --
      Stock based compensation                                             756,473               --
      Changes in operating assets and liabilities:
        Accounts receivable                                               (840,878)         266,239
        Unbilled services receivable                                            --            6,504
        Prepaid expenses and other current assets                         (198,456)           1,231
        Other assets                                                       (12,612)              --
        Accounts payable                                                   183,988           57,596
        Other current liabilities                                            5,302           (5,929)
                                                                      ------------     ------------

  Net cash (used in) provided by operating activities                   (2,148,116)          70,129

Cash flows from investing activities:
  Purchases of property and equipment                                     (107,930)            (396)
  Purchase of intellectual property rights                                (297,975)
  Purchase of available for sale securities                               (436,264)              --
  Cash acquired in merger                                                       --            8,255
                                                                      ------------     ------------

  Net cash (used in) provided by investing activities                     (842,169)           7,859

Cash flows from financing activities:
  Payments on line of credit                                                    --          (63,684)
  Borrowings on line of credit                                                  --           91,690
  Proceeds from private placement                                        3,240,020               --
                                                                      ------------     ------------

  Net cash provided by financing activities                              3,240,020           28,006
                                                                      ------------     ------------

Net increase in cash                                                       249,735          105,994

Cash and cash equivalents - beginning of period                                759               --
                                                                      ------------     ------------

Cash and cash equivalents - end of period                             $    250,494     $    105,994
                                                                      ============     ============

Non - Cash Investing and Financing Activities:
Shares issued in connection with Jupiter merger                       $         --     $  1,000,000
Shares issued for services and payment of start up expenses           $         --     $     55,579
Shares issued in private placement                                    $         --     $    500,000
Shares issued in connection with reduction of line of credit          $         --     $    500,000
Warrants issued in connection with private placement                  $    507,662     $         --
Commitment to issue common stock                                      $  6,125,500     $         --


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

IPEX operates a software-based, centralized Voice over Internet Protocol ("VoIP") routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform, which can check up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol (IP) connection, which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Provides ("ISP's") and currently has contracts with approximately 95 domestic carriers and 31 international carriers exchanging international traffic.

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

In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the full fiscal year.

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

Accounts Receivable

The Company uses the allowance method for uncollectible accounts. The allowance is estimated based on historical experience and periodic review of the current status of accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $111,507 at September 30, 2005 and $26,381 at December 31, 2004, respectively.

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

Available-for-Sale Securities consist of mutual funds, equities and bonds. The cost of such securities at September 30, 2005 was $436,264, with $42,614 of cumulative unrealized gains reported at September 30, 2005.

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

Revenue Recognition

Trading revenues represent fees generated from minutes purchased through the Company's VoIP exchange platform. Revenues from VoIP activities are recognized in the period minutes are delivered through the telecom exchange platform.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Stock-Based Compensation

The Company has adopted the provisions of FASB Statement No. 123R, "Share-Based Payment," that requires corporations to account for awards of stock options or other equity instruments to employees using the fair value method. The Company utilizes the Black-Scholes Model of valuation to determine fair value.

Concentrations of Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any significant concentrations of credit risk with respect to its cash and cash equivalents. The Company's customer base is made up of a large number of geographically diverse customers. Approximately 10% of the customer base accounts for 58% of the revenues. Since the revenues are spread across a large customer base individual credit risks are minimized. The Company performs credit evaluations of its customers and requires collateral if their credit doesn't meet the Company standards.

Fair Value of Financial Instruments

The Company's financial instruments at September 30, 2005 consist of cash and cash equivalents, accounts receivable, available for sale securities and accounts payable. As of September 30, 2005, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable and accounts payable approximate their fair value, based upon their short-term nature. Available for sale securities are reported at fair value based on quoted market prices.

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

Earnings Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

NOTE 3 - REVERSE MERGER

On March 17, 2005, Tamarack Ventures, Inc. ("Tamarack") a reporting company completed a merger with AICI, Inc. a Nevada corporation and a wholly owned subsidiary of Tamarack, and Administration for International Credit and Investment, Inc. ("AICI"), a Oregon corporation in the business of providing telecommunications services.

Pursuant to the merger agreement, Tamarack acquired all of the outstanding equity stock of AICI from the AICI Shareholders. As consideration for the acquisition of AICI, Tamarack agreed to issue 21,875,566 shares of the Company's common stock to the AICI Shareholders. In addition, certain shareholders of Tamarack agreed to cancel an aggregate of 3,500,000 previously outstanding shares of Tamarack's common stock. As a result of the cancellation, the previous shareholders of Tamarack following completion of the merger now own 2,820,000 common shares. Upon completion of the merger, AICI shareholders owned approximately 88.6% of the outstanding

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVERSE MERGER (CONTINUED)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2005 and December 31, 2004:

                                        September 30, 2005   December 31, 2004
                                        ------------------   -----------------
      Furniture and equipment              $    142,748        $     34,817
      Less: accumulated depreciation            (25,513)            (14,334)
                                           ------------        ------------
      Office equipment, net                $    117,235        $     20,483
                                           ============        ============

Depreciation expense was $7,407 and $1,632 for the quarters ended September 30, 2005 and September 30, 2004 respectively. Depreciation expense was $11,179 and $3,950 for the nine months ended September 30, 2005 and September 30, 2004 respectively.

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

The Company entered into a second purchase agreement dated June 7, 2005 between B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). The technology purchased under the B Tech Agreement includes quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64 Kbit/s (ISDN). The Company purchased the B Tech Assets from B Tech Ltd., Massimo Ballerini and Emanuele Boni. The purchase price for the B Tech Assets totals $6,000,000 of the Company's common stock, and the Company must issue such shares to the sellers 90 days after the closing date (the "Valuation Date"). The number of shares of common stock to be issued based on the average of the closing bid and asked prices per share of the common stock as quoted on the OTC Bulletin Board for the twenty trading days prior to the Valuation Date.

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

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5 -  INTELLECTUAL PROPERTY RIGHTS (CONTINUED)

the adjustment of the number of shares of Escrowed Stock on the Valuation Date. The Company is in the process of obtaining independent third-party reports validating the RGB Assets and the B Tech Assets. In the event that the RGB Assets and the B Tech Assets are not validated within 180 days (or 270 days if the RGB Assets and/or the B Tech Assets are only partially validated after 180 days) of June 7, 2005, and then the Escrowed Stock will be cancelled and returned to the Company's treasury stock. If the RGB Assets and the B Tech Assets are validated within such periods the Escrowed Stock will be returned to Mr. Grabher. Based on the closing date of the agreement of June 29, 2005 the Company recorded an asset for the intellectual property acquired, and a related obligation to issue common stock for the agreed upon value of $6,000,000.

On November 2, 2005 the parties amended the agreement to revise and clarify the calculation of the valuation price per share. Based upon the revised formula the valuation price per share is $3.23 and the number of shares to be issued will be 1,857,585.

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

Milton "Todd" Ault, III was Chairman of the Company's Board of Directors and interim Chief Executive Officer of the Company and is also the Chairman and Chief Executive Officer of PST. Mr. Ault also beneficially owns 20,897,865 shares of the Company's 28,195,566 outstanding shares of common stock. 18,855,900 of such shares, which are beneficially owned by Mr. Ault, are pursuant to an irrevocable voting proxy granted to Mr. Ault by Mr. Grabher. Alice Campbell, a director of the Company and Chairperson of the Company's Audit Committee, is a also a director of PST.

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

Based on an analysis of the services to be provided under the agreement completed by PST, and agreed to by both Mr. Grabher and the Company, the fair value of the services was originally determined to be $1,331,250 over the 12-month term of the agreement. Through September 30, 2005 PST had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations of the Company; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Chief Science Officer;

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Related Party Agreements (Continued)

(iv) the appointment of two members to the Board of Directors of the Company; and (v) use of PST personnel on a temporary basis, including Mr. Ault's functioning as the Company's interim Chief Executive Officer.

The value of the services provided through September 30, 2005, is $606,320, as determined by PST and agreed to by the Company. The Company recorded $29,643 in the quarter ended September 30, 2005 as non-cash consulting expense. Through September 30, 2005 the Company recorded an increase to additional paid in capital in the amount of $606,320 as a result of the payment by Mr. Grabher for these services.

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

According to the terms of the consulting agreement, the Company agreed to pay a fee to Aegis in the amount of $125,500, payable in the form of the Company's common stock to be priced according to the volume weighted average price for the 5 business days immediately prior to the day of execution of the consulting agreement. Based on the agreement execution date of June 7, 2005, the volume weighted average price for the preceding 5 days was determined to be $2.64, which will result in the issuance of 47,470 shares to Aegis. The shares of common stock to be issued under this agreement shall have piggy back registration rights, and will not be delivered until the stock is registered by the Company. In connection with this agreement, the Company capitalized the $125,500 fee as part of the purchase price of the intellectual property, and as of September 30, 2005 the value of the stock owed is reflected as common stock to be issued.

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONTRACTUAL AGREEMENTS (CONTINUED)

Employment Agreements

On July 13, 2005, IPEX, Inc. (the "Company") entered into an employment agreement with Gerald Beckwith under which, beginning August 15, 2005, Mr. Beckwith will serve as Chairman and Chief Executive Officer of the Company. The term of the employment agreement is for 36 months from August 15, 2005 and will automatically renew for successive 12-month periods unless earlier terminated. Mr. Beckwith's annual base compensation (the "Base Compensation") consists of:(a) $275,000 cash; and (b) $200,000 of restricted shares of the Company's common stock. In addition, Mr. Beckwith will receive options to purchase an aggregate of 3,500,000 shares of the Company's common stock with an exercise price equal to the volume weighted average price of the Company's common stock for the 60 trading days prior to July 13, 2005 and with an expiration date of August 15, 2015. The stock options will vest one-third each year beginning August 15, 2005. Mr. Beckwith is also eligible to receive restricted stock, stock options and bonuses from time to time as determined by the Board of Directors.

Mr. Beckwith has the right to terminate the employment agreement at any time for any reason during the employment term. Mr. Beckwith may also terminate the agreement for cause if he delivers to the Board of Directors written notice of a grievance or dispute in connection with his employment and the Board does not take reasonable steps to remedy such a grievance or dispute to Mr. Beckwith's satisfaction within 30 days after receipt of notice. If Mr. Beckwith terminates the employment agreement without cause; he is entitled only to accrue Base Compensation through the termination date plus any accrued vacation or bonuses and any vested options. If Mr. Beckwith terminates the agreement for cause, he is entitled to all accrued Base Compensation through the termination date, plus any accrued vacation or bonuses, and any vested options, and, as severance compensation, an amount equal to six months of Base Compensation. The Company may terminate the employment agreement at any time for any reason after the initial term upon delivery of 90 days' prior written notice of such termination. The Company may also terminate the agreement for cause (as defined in the employment agreement) at any time. If the Company terminates the employment agreement with cause, Mr. Beckwith is entitled only to accrue Base Compensation through the termination date plus any accrued vacation or bonuses and any vested options. If the Company terminates the employment agreement without cause, Mr. Beckwith is entitled to: (a) all accrued Base Compensation through the termination date plus any accrued vacation or bonuses; (b) as severance compensation, an amount equal to the greater of (i) 18 months of Base Compensation, or (ii) his Base Compensation for the remaining employment term of the agreement; (c) continued health insurance benefits until the greater of (i) 18 months, or (ii) such time as Mr. Beckwith acquires health insurance benefits provided by another employer; and (d) all granted stock options, which will become immediately vested.

On July 6, 2005, the Company entered into an agreement with Mr. Thillairajah to employ him as the Company's Chief Operating Officer. The initial term of the agreement is 12 months, and will automatically renew for additional 12-month periods unless either party delivers written notice of its intention not to renew at least 30 days prior to the end of the then-current term. Mr. Thillairajah's annual base compensation is $150,000. In addition, the Company agreed to pay Mr. Thillairajah $20,000 for relocation expenses. The Company granted Mr. Thillairajah 40,000 shares of the Company's common stock that will vest upon expiration of the initial term of the employment agreement. The Company also granted Mr. Thillairajah options to purchase 375,000 shares of the Company's common stock with an exercise price of $3.91 per share, which options will vest upon expiration of the initial term of the employment agreement and will expire on July 6, 2010. The Company granted Mr. Thillairajah options to purchase an additional 125,000 shares of the Company's common stock with an exercise price of $3.91 per share, which options will vest upon expiration of the initial term of the employment agreement if certain milestones have been completed at such time and will expire on July 6, 2010. Mr. Thillairajah has the right to terminate the employment agreement at any time for any reason during the employment term. The Company may terminate the employment agreement at any time for any reason after the initial term upon delivery of 30 days' prior written notice of such termination. The Company may also terminate the agreement for cause (as defined in the employment agreement) at any time. In addition, the employment agreement will automatically terminate upon Mr. Thillairajah's death or disability. If the agreement is voluntarily terminated by Mr. Thillairajah or by the Company for cause, the

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements (Continued)

Company must pay Mr. Thillairajah his earned compensation through the termination date and any unvested stock options will be cancelled. If the Company voluntarily terminates the agreement without cause, the Company must pay Mr. Thillairajah his earned compensation through the termination date and any unvested stock options will become immediately vested. If the employment agreement is terminated upon the death or disability of Mr. Thillairajah, Mr. Thillairajah or his appointed trustee will be paid his compensation through the end of the employment term.

NOTE 8 - Stock Based Compensation

The Company has adopted the provisions of FASB Statement No. 123R, "Share-Based Payment," that requires corporations to account for awards of stock options or other equity instruments to employees using the fair value method. The Company utilized the Black-Scholes Model of valuation to determine fair value.

On August 15, 2005 Gerald Beckwith, our Chief Executive Officer, received options to purchase an aggregate of 3,500,000 shares of the Company's stock at an exercise price of $3.14 per share, determined by the volume weighted average price of the Company's common stock for the 60 trading days prior to July 13, 2005 as stipulated in Mr. Beckwith's employment contract. . The market price was $4.20 on the date of grant. The underlying assumptions for the Black - Scholes valuation are as follows: risk free interest rate of 4.11%, option life of 3 years, stock volatility of 151% and dividend yield of 0%, resulting in an option fair value on the date of grant of $2.69 per share for a total value of $9,429,061. The total value will be amortized over the three-year vesting schedule of the options. Compensation expense recorded during the quarter ended September 30, 2005 in connection with the options was $392,878.

On August 15, 2005 Mr. Beckwith was also granted $200,000 of restricted shares of the Company's common stock. Based on the market value of $4.20 per share on the date of grant, the Company became obligated to issue 47,619 shares. Compensation expense recorded during the quarter ending September 30, 2005 was $200,000 based on the immediate vesting of the shares. The Company has not issued the shares as of September 30, 2005, and as such the value of the stock owed is reflected as common stock to be issued at September 30, 2005.

On July 6, 2005 Sothi Thillairajah, our Chief Operating Officer, received options to purchase an aggregate of 375,000 shares of the Company's stock at an exercise price of $3.91 per share, which equaled the market price of the stock on the grant date. The underlying assumption for the Black - Scholes valuation model are as follows: risk free interest rate of 3.59%, stock volatility of 90% and dividend yield of 0%, resulting in an option fair value on the date of grant of $1.41 per share for a total of value of $528,420. The total value will be amortized over the one-year vesting schedule of the options. Compensation expense recorded during the quarter ended September 30, 2005 in connection with the options was $126,234.

On July 6, 2005 Mr. Thillairajah was granted 40,000 shares of restricted common stock, which will vest upon expiration of the initial one-year term of his employment agreement. Based on the market value of $3.91 per share on the date of grant a total of $156,400 will be recognized as compensation expense over the one year vesting schedule. Compensation expense recorded during the quarter ending September 30, 2005 in connection with these shares was $37,362. The Company has not issued the shares as of September 30, 2005, and as such the value of the stock owed is reflected as common stock to be issued at September 30, 2005.

NOTE  9 - STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2005   no preferred stock is authorized or outstanding

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock

The Company has authorized 75,000,000 shares of $.001 par value common stock, of which 28,195,566 shares are issued and outstanding as of September 30, 2005 .

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

PRE MERGER STOCK SPLIT

All references to the number of shares outstanding and pre-share amounts in the financial statements as of December 31, 2004 and for the interim 2004 periods have been restated to reflect the effect of a 4.2 for 1 stock split of AICI's common shares in February 2005.

Receivable from Sale of Stock

In March 2004, the Company sold 420,000 shares of common stock for a total purchase price of $500,000 to a private investor pursuant to a Common Stock Purchase Agreement ("Stock Purchase Agreement"). According to the Stock Purchase Agreement, the purchase price was scheduled to be paid in two installments of $200,000 and $300,000, respectively on March 19, 2004 and March 26, 2004. The agreed upon payments were not made on the scheduled dates. On September 28, 2005 the Company and the investor renegotiated the payment agreement. Under the revised agreement the investor agreed to make seven monthly payments of $71,428.58 to the Company. The first payment was received October 3, 2005.

NOTE  10 - COMMITMENTS AND CONTINGENCIES

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

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commitments to Issue Common Stock

In connection with the acquisition of certain intellectual property rights (See
Note 5), the Company is obligated as of September 30, 2005 to issue 1,857,585 shares of common stock.

In connection with the consulting agreement with Aegis Equity LLC (See Note 7), the Company is obligated as of September 30, 2005 to issue 47,470 shares of common stock as payment of the $125,500 fee for consulting services.

In connection with employment agreements with officers of the Company (See Note
8), the Company is obligated as of September 30, 2005 to issue a total of 87,619 shares of common stock.

Vinculum Acquisition

On August 9, 2005, the Company entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Vinculum Communications, Inc., a privately owned Delaware corporation ("Vinculum"). Vinculum is a San Diego, California-based international long distance carrier that offers termination services to over 150 long distance carriers worldwide. The closing date for the acquisition was scheduled to occur no later than September 30, 2005, unless extended by mutual consent of the parties. The parties are currently discussing mutual consent for extension of the original closing date. Pursuant to the terms of the letter of intent, the Company will pay an aggregate of $14.5 million for the acquisition of Vinculum, which will be paid as follows: (a) $1 million in cash; (b) $11.7 million in shares of the Company's common stock; and (c) $1.8 million of convertible notes (the "Notes").

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

                                   IPEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On September 7, 2005, Edward Sullivan resigned as a member of the Board of Directors of IPEX, Inc. (the "Company") after a request of the Company for him to do so in order to reconstitute the Board with independent Board members. Mr.Sullivan was Chairman of the Company's Code of Ethics Committee and a member of the Company's Stock Option Plan Committee at the time of his resignation.

In connection with his resignation, the Company and Mr. Sullivan entered into a settlement agreement and general release, whereby the Company paid Mr. Sullivan $119,000 for monies that were allegedly owed him, including $1,000 of attorneys' fees and $3,000 for Board compensation, and the parties mutually released each other from all past, current and future claims against each other. Mr. Sullivan also agreed to certain confidentiality, non-disclosure and non-compete provisions of the agreement. In addition, the Company entered into an indemnification agreement with Mr. Sullivan in connection with his resignation. The indemnification agreement requires the Company to indemnify Mr. Sullivan to the extent not covered by the Company's directors' and officers' liability insurance (including by reason of the fact that any proceeding involves facts that occurred prior to the policy period which began April 8,2005) for any expenses, judgment, fines, and/or penalties sustained by reason of the fact that Mr. Sullivan was a director, officer, employee and/or consultant of the Company. The indemnification agreement expressly provides that the Company will not indemnify Mr. Sullivan in connection with any proceeding for acts or omissions that involve intentional misconduct, fraud or a knowing violation of the law. In addition, the scope of the indemnification agreement is expressly limited to the extent of indemnification permitted by applicable corporate law and the Company's Articles of Incorporation.

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

      IPEX operates a software-based, centralized Voice over Internet Protocol routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform, which may check up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol connection, which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Provides and currently has contracts with approximately 95 domestic carriers and 31 international carriers exchanging international traffic.

Liquidity and Capital Resources

      As of September 30, 2005, the Company had working capital of $1,663,279. In addition the Company expects to receive $214,286 for shares of common stock sold in March 2004 per an installment agreement (Note 8 - Receivable from Sale of Stock) during the fourth quarter. Based on our current cash resources and other current assets including accounts receivable and available for sale securities, management believes we have sufficient liquidity to fund operations for the next six months. Additional funding is required to complete the acquisition portion of the Company's strategy and to fund ongoing operations beyond the next six months. In the context of ongoing acquisitions, operations and technology development the Company believes it must raise additional financing of $10,000,000. The Company intends to seek outside debt and/or equity financing through private placements to accredited investors and call the outstanding warrants. However, the Company presently has no definitive agreements in place to obtain such financing. Any additional debt or equity financing may not be available in sufficient amounts or on acceptable terms. If such financing is not available in sufficient amounts or on acceptable terms, the Company's results of operations and financial condition may be adversely affected. In addition, the Company only has the right to call its outstanding warrants if the Company has registered the resale of the underlying shares of common stock. To date the Company has not filed a registration statement to register the resale of such shares.

      At September 30, 2005, the Company's cash and cash equivalents totaled $250,494. Cash (including cash equivalents) used in operating activities was $2,148,116 for the 2005 nine month period compared to cash accumulated in operating activities of $70,129 in the 2004 nine month period. The cash used calculation for operations is a result of the net loss of ($2,914,086), adding back non-cash expenses such as stock based compensation, depreciation and amortization of $1,628,626, less the net increase in current assets such as prepaid expense $198,456 and accounts receivable $840,878 over net current liabilities $189,290 during the nine month 2005 period. Accounts receivable, net at September 30, 2005 was $1,022,397 as compared to $181,519 on December 31, 2004. The average receivable is collected in 15 days. As of September 30, 2005 trade payables were $751,920 as compared to $562,599 as of December 31, 2004.

      Net cash used in investing activities for the nine months ended September 30, 2005 was $842,169 compared to net cash provided by investing activities of $7,859 for the nine months ended September 30, 2004. The change in net cash used in investing activities is attributable to a $107,930 purchase of property and equipment, $297,975 related to the purchase of intellectual property rights (includes consulting and legal fees of $148,475), and the purchase of securities available for sale of $436,264.

      Net cash provided by financing activities was $3,240,020 for the nine months ended September 30, 2005. The financing activities are the result of proceeds from a private placement completed on March 18, 2005 of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one Series A Warrant and one Series B Warrant, for a per Unit purchase price of $2.00. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Upon the effectiveness of a registration statement covering the shares underlying the Series A and Series B warrants, the Company has the right to call the warrants, under certain conditions outlined in the respective warrant agreements. To date, the Company has not filed such registration statement

Asset Acquisition

      On June 7, 2005 the Company entered into a purchase agreement with RGB Channel SRL, B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "RGB Agreement"). Under the RGB Agreement, the Company purchased certain intellectual property rights including image processing algorithms, encoder software, decoder software, digital image enhancement tools and encryption algorithms to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the internet (the "RGB Assets"). The Company purchased the RGB Assets from RGB Channel SRL. The Company paid $275,000 for the RGB Assets.

      The Company entered into a second purchase agreement dated June 7, 2005 between B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). The technology purchased under the B Tech Agreement includes quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64 Kbit/s (ISDN). The Company purchased the B Tech Assets from B Tech Ltd., Massimo Ballerini and Emanuele Boni. The purchase price for the B Tech Assets totals $6,000,000 of the Company's common stock, and the Company must issue such shares to the sellers under the B Tech Agreement 90 days after the closing date. The Company will be issuing an aggregate of 1,857,585 shares of common stock as payment of the purchase price for the B Tech Assets in November, 2005.

      In connection with RGB Agreement and the B Tech Agreement, the Company entered into an escrow agreement with B Tech Ltd., Massimo Ballerini, Emanuele Boni, Wolfgang Grabher and Sichenzia Ross Friedman Ference LLP (as escrow agent). Under the terms of the escrow agreement, Mr. Grabher escrowed 1,936,728 shares of the Company's common stock owned by him (the "Escrowed Stock"). 90 days after the closing date of the B Tech Agreement, the number of shares of Escrowed Stock is required to be adjusted to 1,942,724.

      The Company is in the process of obtaining independent third-party reports validating the RGB Assets and the B Tech Assets. In the event that the RGB Assets and the B Tech Assets are not validated by December 4, 2005 (or March 4, 2006 if the RGB Assets and/or the B Tech Assets are only partially validated by December 4, 2005), then the Escrowed Stock will be cancelled and returned to the Company's treasury stock. If the RGB Assets and the B Tech Assets are validated within such periods the Escrowed Stock will be returned to Mr. Grabher.

Resignation of Director

      On September 7, 2005, Edward Sullivan resigned as a member of the Company's Board of Directors. In connection with his resignation, the Company and Mr. Sullivan entered into a settlement agreement and general release, whereby the Company paid Mr. Sullivan $119,000 for monies that were allegedly owed him, including $1,000 of attorneys' fees and $3,000 for Board compensation, and the parties mutually released each other from all past, current and future claims against each other.

Commitments and Contingencies

      On August 9, 2005, the Company entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Vinculum Communications, Inc., a privately owned Delaware corporation ("Vinculum"). Vinculum is a San Diego, California-based international long distance carrier that offers termination services to over 150 long distance carriers worldwide. The closing date for the acquisition is scheduled to occur no later than September 30, 2005, unless extended by mutual consent of the parties. The parties are currently discussing mutual consent for extension of the original closing date. Pursuant to the terms of the letter of intent, the Company will pay an aggregate of $14.5 million for the acquisition of Vinculum, which will be paid as follows: (a) $1 million in cash; (b) $11.7 million in shares of the Company's common stock; and (c) $1.8 million of convertible notes (the "Notes").

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

Contractual Obligations

      Effective April 1, 2005, the Company cancelled its prior sublease agreement and entered into a new lease for office facilities located at 9255 Towne Centre Drive, Suite 235, San Diego, California 92121. The premises consist of 896 square feet of office space. The term of the lease is for one year beginning April 1, 2005 and ending March 31, 2006. Monthly base rent under the lease agreement is $2,374. Total annual rent due for the term of the lease is $28,493. This is the Company's only contractual obligation as of September 30, 2005.

Recent Developments - Quarter Ended September 30, 2005 Compared to the Quarter Ended June 30, 2005

      Sales for the quarter ended September 30, 2005 rose by 17% to $3,530,598 as compared to sales of $3,014,291 from the quarter ended June 30, 2005.

      Cost of sales for the quarter ended September 30, 2005 rose by 15% to $3,405,704 as compared to cost of sales of $2,966,587 from the quarter ended June 30, 2005. The cost of sales as a percentage for the quarter ended September 30, 2005 was 96% as compared to 98% for the quarter ended June 30, 2005.

      Gross profit for the quarter ended September 30, 2005 rose by 162% to $124,894 as compared to the gross profit of $47,704 from the quarter ended June 30, 2005. The gross profit as a percentage of sales for the quarter ended September 30, 2005 was 3.5% as compared to 1.6% for the quarter ended June 30, 2005.

      Selling, general and administrative expenses for the quarter ended September 30, 2005 increased by 45% to $1,510,826 compared to $1,217,913 for the quarter ended June 30, 2005. The quarter ending September 30, 2005 includes onetime charges for legal fees related to the Company's independent investigation of $96,899, terminated professional services of $104,333. The quarter ending September 30, 2005 includes non-cash expenses for the PST agreement of $29,693 and stock based compensation of $756,473. Administrative expenses also include the addition of first time officer salaries and moving expenses of $92,716. The selling, general and administrative expenses as a percentage of sales for the quarter ended September 30, 2005 was 50% (15% excluding one time and non-cash charges) as compared to 40% (15% excluding one time and non-cash charges) for the quarter ended June 30, 2004.

      The net loss for the quarter ended September 30, 2005 was $1,345,091 compared to a net loss of $1,164,167 for the quarter ended June 30, 2005. The increased net loss for the quarter is attributable primarily to expenses related to the growth of the business, the increased legal expenses related to the Company's independent investigation, the PST Consulting Agreement and the stock based compensation. Earnings before income tax, interest, depreciation and amortization (EBITIDA) for the quarter ended September 30, 2005 was negative $1,337,684 compared to a negative $1,162,137 for the quarter ended June 30, 2005.

Results of Operations

Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30,
2004

      Sales for the quarter ended September 30, 2005 rose by 35% to $3,530,598 as compared to sales of $2,609,177 from the prior year's quarter ended September 30, 2004. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement on March 18, 2005 has allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and two Tier 1 carriers under net 30 terms thereby increasing the number of overall customers. Management believes the Company is in a position to continue increasing sales in the future by moving up to tier 1 customers, which require net 30 terms for payment.

      Cost of sales for the quarter ended September 30, 2005 rose by 36 % to $3,405,704 as compared to cost of sales of $2,498,050 from the prior year's quarter ended September 30, 2004. The cost of sales as a percentage for the quarter ended September 30, 2005 was 96% as compared to 96% for the quarter ended September 30, 2004. The increase in variable supplier costs is directly related to the 35% increase in sales for the quarter.

      Gross profit for the quarter ended September 30, 2005 rose by 12% to $124,894 as compared to the gross profit of $111,127 from the prior year's quarter ended September 30, 2004. The gross profit as a percentage of sales for the quarter ended September 30, 2005 was 3.5% as compared to 4.3% for the quarter ended September 30, 2004.

      Selling, general and administrative expenses for the quarter ended September 30, 2005 increased to $1,510,826 compared to $85,354 for the quarter ended September 30, 2004. The quarter ending September 30, 2005 includes onetime charges for legal fees related to the Company's independent investigation of $96,899, terminated professional services of $104,333. The quarter ending September 30, 2005 includes non-cash expenses for the Company's consulting agreement with Patient Safety Technologies, Inc. of $29,693 and stock based compensation of $756,473. Administrative expenses also include the addition of first time officer salaries and moving expenses of $92,716. The selling, general and administrative expenses as a percentage of sales for the quarter ended September 30, 2005 was 50% (15% excluding one time and non-cash charges) as compared to 3% for the quarter ended September 30, 2004.

      Net loss for the quarter ended September 30, 2005 was $1,345,091 compared to a net gain of $25,773 for the quarter ended September 30, 2004. The increased net loss for the quarter is attributable primarily to expenses related to the growth of the business, and the increased legal expenses related to the Company's independent investigation, the PST Consulting Agreement and the stock based compensation. Earnings before income tax, interest, depreciation and amortization (EBITIDA) for the quarter ended September 30, 2005 decreased to ($1,337,684) compared to $27,405 for the quarter ended September 30, 2004.

Nine Month Period Ended September 30, 2005 Compared to the Nine month Period Ended September 30, 2004

      Sales for the nine months period ended September 30, 2005 rose by 91% to $8,346,775 as compared to sales of $4,387,882 from the prior years nine months period ended September 30, 2004. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement on March 18, 2005 has allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and two Tier 1 carriers under net 30 terms thereby increasing the number of overall customers. Management believes the Company is in a position to continue increasing sales in the future by moving up to tier 1 customers, which require net 30 terms for payment.

      Cost of sales for the nine months ended September 30, 2005 rose by 84 % to $8,106,974 as compared to cost of sales of $4,403,416 from the prior year's nine month period ended September 30, 2004. The cost of sales as a percentage for the nine months period ended September 30, 2005 was 97% as compared to 100% for the nine months period ended September 30, 2004. The increase in variable supplier costs is directly related to the 91% increase in sales for the nine months period.

      Gross profit for the nine months period ended September 30, 2005 was $239,801 as compared to the gross loss of $15,534 from the prior year's nine month period ended September 30, 2004. The gross profit, as a percentage of sales for the nine months period ended September 30, 2005 was 2.9%.

      Selling, general and administrative expenses for the nine months period ended September 30, 2005 was $2,945,316 compared to $299,599 for the nine months period ended September 30, 2004. The nine months period ending September 30, 2005 includes onetime charges for legal fees related to the Company's independent investigation of $364,245, terminated professional services of $189,665. The nine months period ending September 30, 2005 includes non-cash expenses for the PST agreement of $606,320 and stock based compensation of $756,473. Administrative expenses also include the addition of first time officer salaries and moving expenses of $93,969. The selling, general and administrative expenses as a percentage of sales for the nine months period ended September 30, 2005 was 39% (13% excluding one time and non-cash charges) as compared to 7% for the quarter ended September 30, 2004.

      Net loss for the nine months period ended September 30, 2005 was $2,659,432 compared to the net loss of $315,041 for the nine months period ended September 30, 2004. The increased net loss for the nine months is attributable primarily to expenses related to the growth of the business, and the increased legal expenses related to the Company's independent investigation, the PST Consulting Agreement and the stock based compensation. Earnings before income tax, interest, depreciation and amortization (EBITIDA) for the nine months period ended September 30, 2005 was negative $2,648,253 compared to negative $311,091 for the nine months period ended September 30, 2004.

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

      In June 2005, the Audit Committee of the Board of Directors determined that a loan from the Company to Joseph L. Putegnat constituted a "direct or indirect loan to a director or executive officer (or equivalent thereof)," in violation of the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Securities Exchange Act of 1934, as amended. The loan to Mr. Putegnat was extended without the Company's Board being fully informed of the relationship of Mr. Putegnat with the Company. In connection with the Audit Committee's determinations regarding the loan to Mr. Putegnat, on June 23, 2005, the Company appointed new members to its Audit Committee and in July 2005 hired a new chief executive officer and a new chief operating officer to oversee the daily operations of the Company. The change in composition of the Company's Audit Committee, Board of Directors and executive officers constitute changes in factors that are reasonably likely to materially affect the Company's internal control over financial reporting. The Company's chief executive officer and chief financial officer believe these changes strengthened the Company's internal control over financial reporting. There were no other changes to the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

      The Company has been informed that it is a party to an informal SEC investigation. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On July 13, 2005 the Company granted its Chairman and Chief Executive Officer, Gerald Beckwith, $200,000 of restricted shares of common stock. Based on the market value of the Company's common stock of $4.20 per share on July 13, 2005, the Company will be issuing Mr. Beckwith 47,619 shares. The related stock based compensation expense for the quarter ended September 30, 2005 is $200,000. This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On August 15, 2005 the Company granted Mr. Beckwith options to purchase an aggregate of 3,500,000 shares of common stock with an exercise price of $3.14 per share based on the volume weighted average price of Company's common stock for the 60 trading days prior to July 13, 2005 as stipulated in his employment contract. The related equity-based compensation expense for the quarter ended September 30, 2005 is $392,878. This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On July 6, 2005 the Company granted its Chief Operating Officer, Sothi Thillairajah, 40,000 shares of restricted stock, which will vest upon expiration of the initial one-year term of his employment agreement. On July 6, 2005, the market value of the Company's common stock was $3.91 per share resulting in stock based compensation of $156,400. The related compensation expense for the quarter ended September 30, 2005 is $37,362. This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On July 13, 2005 the Company granted Mr. Thillairajah options to purchase an aggregate 375,000 shares of the common stock with an exercise price of $3.91 per share pursuant to the terms of his employment agreement. The related compensation expense for the quarter ended September 30, 2005 is $126,234. . This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit
Number                               Description
--------------------------------------------------------------------------------

2.1 Purchase Agreement, dated June 7, 2005, between IPEX, Inc., RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

2.2 Letter of Intent to acquire Vinculum Communications, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 15, 2005)

10.1 Purchase Agreement, dated June 7, 2005, between IPEX, Inc., B Tech Ltd., Massimo Ballerini and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.2 Escrow Agreement between IPEX, Inc., B Tech Ltd., Massimo Ballerini, Emanuele Boni, Wolfgang Grabher and Sichenzia Ross Friedman Ference LLP (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.3 Employment of Massimo Ballerini dated June 7, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.4 Covenant Not to Compete and Confidentiality Agreement dated June 7, 2005 between IPEX, Inc. RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.5 Amendment No. 1 to Purchase Agreement entered into on June 29, 2005 among IPEX, Inc., B Tech Ltd., Massimo Ballerini and Emanuele Boni (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 12, 2005)

10.6 Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.7 Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.8 Employment Agreement of Sothi Thillairajah dated July 4, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005)

10.9 Employment Agreement of Gerald Beckwith dated July 13, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 19, 2005)

10.10 Supplemental Settlement Agreement and General Release dated September 1, 2005 between IPEX, Inc. and Edward Sullivan (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 27, 2005)

10.11 Indemnification Agreement with Edward Sullivan (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 27, 2005)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IPEX, INC.

      Dated:   November 15, 2005          By:  /s/ Gerald Beckwith
                                              ---------------------------------
                                                   Gerald Beckwith
                                                   Chief Executive Officer

      Dated:   November 15, 2005          By:  /s/ Russell Ingledew
                                              ---------------------------------
                                                   Russell Ingledew
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer