Form 10KSB
period 2005-12-31
IPEX, INC
filed 2006-05-11
CIK 1258383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|X|       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_|    TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                                                         OF 1934
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

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

           7825 Fay Avenue, Suite 254, La Jolla, CA 92037 (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (858) 456-3539
                                               --------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year: $12,332,039.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 15, 2006, was $13,001,907.

      As of April 21, 2006, the issuer had 14,944,721 outstanding shares of Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_|
No |X|

                               TABLE OF CONTENTS
                                                                            Page
                                     PART I

Item 1.       Description of Business                                          1
Item 2.       Description of Property                                          5
Item 3.       Legal Proceedings                                                5
Item 4.       Submission of Matters to a Vote of Security Holders              6

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters         6
Item 6.       Management's Discussion and Analysis or Plan of Operation        8
Item 7.       Financial Statements                                            14
Item 8.       Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure                        14
Item 8A.      Controls and Procedures                                         15
Item 8B.      Other Information                                               16

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act             17
Item 10.      Executive Compensation                                          19
Item 11.      Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                               22
Item 12.      Certain Relationship and Related Transactions                   23
Item 13.      Exhibits                                                        25
Item 14.      Principal Accountant Fees and Services                          28


SIGNATURES                                                                    29

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

ORGANIZATIONAL HISTORY

      IPEX, Inc. (the "Company") was incorporated on June 27, 2002 under the corporate laws of the State of Nevada as Tamarack Ventures, Inc. ("Tamarack"). Tamarack was an exploration stage company engaged in the acquisition, and exploration of mineral properties. Because Tamarack was unable to develop business operations as a mineral exploration company, Tamarack discontinued operations and on March 17, 2005 the Company acquired the business of Administration for International Credit and Investment, Inc., an Oregon corporation ("AICI Oregon"). On March 23, 2005 the Company changed its name to IPEX, Inc. to reflect the nature of its changed business through AICI, Inc.

      On March 17, 2005, the Company entered into an Agreement and Plan of Merger with AICI, Inc., a Nevada corporation and wholly owned subsidiary of the Company, AICI Oregon, and the shareholders of AICI Oregon. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding equity stock of AICI Oregon from its shareholders. Upon completion of the transaction, AICI Oregon merged with and into AICI, Inc. and AICI, Inc. survived the merger. As consideration for the acquisition of AICI Oregon, the Company issued 21,875,566 shares of common stock to the AICI Oregon shareholders. Each AICI Oregon shareholder received one share of the Company's common stock for each share of common stock of AICI Oregon that he or she owned. In addition, certain of the Company's shareholders cancelled an aggregate of 3,500,000 outstanding shares of the Company's common stock, and such shares were returned to treasury. On March 23, 2005 the Company changed its name to IPEX, Inc. to reflect the nature of its changed business through AICI, Inc.

      AICI Oregon was incorporated in the State of Oregon on November 23, 1999. From inception until February 2004, AICI Oregon had no business operations. On February 25, 2004 Jupiter Telecom, Inc., a California corporation in the business of providing telecommunications services, was merged with and into AICI Oregon. AICI Oregon was the surviving entity from that merger. Joseph Lyle Putegnat III, AICI Oregon's Vice President of Carrier Sales, was a co-founder and the sole shareholder of Jupiter Telecom, Inc. and subsequently became an officer of AICI Oregon. Pursuant to the merger, Mr. Putegnat received 1,286,809 shares of common stock of AICI Oregon, which were subsequently exchanged for 1,286,809 shares of the Company's common stock pursuant to the Agreement and Plan of Merger entered into on March 17, 2005.

ASSET ACQUISITION

      On June 7, 2005, the Company entered into two separate purchase agreements for the purchase of certain intellectual property assets. The purchase of the intellectual property assets by the Company closed on June 29, 2005.
       The first purchase agreement, dated June 7, 2005, is between the Company, RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (the "RGB Agreement"). Under the RGB Agreement, the Company purchased image processing algorithms, encoder software, decoder software, digital image enhancement tools and encryption algorithms to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the Internet (the "RGB Assets"). The Company purchased the RGB Assets from RGB Channel SRL. At the time of the transaction there was no material relationship between RGB Channel SRL and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer. The purchase price for the RGB Assets totaled $275,000 cash.

      The second purchase agreement, dated June 7, 2005, is between the Company, B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). Under the B Tech Agreement, the Company purchased quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64Kbit/s (ISDN). The Company purchased the B Tech Assets from B Tech Ltd., Massimo Ballerini and Emanuele Boni. At the time of the transaction there was no material relationship between B Tech Ltd., Massimo Ballerini or Emanuele Boni. and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer. The purchase price for the B Tech Assets consisted of 1,857,585 shares of the Company's common stock valued at $6,000,000, which the Company issued during November 2005.

      On February 27, 2006 the Company formed a subsidiary named RGB Channel, Inc., a Nevada corporation. The Company may transfer the RGB Assets and the B Tech Assets to RGB Channel, Inc. and for RGB Channel, Inc. to develop the RGB Assets and B Tech Assets. Throughout this report, references to the "Company" refer to IPEX, Inc. together with its wholly owned subsidiaries AICI, Inc. and RGB Channel, Inc.

OVERVIEW OF BUSINESS

VOIP TELECOM

      The Company operates a Voice over Internet Protocol ("VoIP") network that directs long distance telecommunication traffic globally. Customers and suppliers, consisting primarily of communications service providers, gain access to the Company's international routes via the Internet from virtually anywhere in the world. Using VoIP technology, voice, fax and other information can be sent over the Internet far more economically than through a traditional fixed-line telephone network. The Company's VoIP platforms route international traffic based on cost, quality and availability. Its revenues are derived by selling its telecommunications routes to customers worldwide. Through the Company's VoIP platform, customers and suppliers have access to routes and related information in nearly every country in the world.

RGB IMAGING

      The purchased RGB Assets and B Tech Assets are the foundation of unique digital image enhancement and compression technologies that the current management believes are patentable for the purposes of producing marketable imaging applications. These applications range from still image enhancement to improved streaming compression ratios. To date, the Company has devoted marginal financial resources to the development of these technologies.

THE VOIP INDUSTRY

Communications Industry

      The communications industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of VoIP as an alternative to wireline phone service.

      VoIP permits a user to send voice, fax and other information over the Internet, rather than through a traditional fixed-line telephone. VoIP has been used as a low-cost solution to provide wholesale call completion, or termination, to telecommunications services providers. The low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. Cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market.

      Global deregulation, combined with rapid technological advances, has enabled the emergence of many new communications service providers in dozens of local markets. The Company's management believes that national carriers, in their efforts to remain competitive, are focusing their capital spending on "last-mile" services such as fixed-line, wireless, and cable. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecommunication needs, while simultaneously reducing the cost of providing international services. Increasingly, the world's carriers are seeking to outsource international voice traffic to efficient VoIP companies, such as the Company, whose inherently lower infrastructure and transport costs improve a carrier's competitiveness and bottom line, without compromising service quality.

      The principal benefits of VoIP are:

      o Cost Advantage from Internet Transport. Traditional voice communication networks use circuit-switching technology, which establishes dedicated channels between an originating and terminating point for the duration of a call. Physical facilities (typically fiber and associated equipment) are dedicated to voice traffic between switching nodes, regardless of changes in demand. In contrast, VoIP is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination through networks carrying packets of other Internet traffic, in much the same way as email travels. Using a network of service facilities connected to the Internet for transport is less costly than building a dedicated network as calls share the Internet with other traffic.

      o Cost Advantage from VoIP traffic. The cost of operating the Company's business is almost entirely software based which does not require maintenance or technicians. As a result, the costs are low o and the scalability is very high, allowing the Company to compete with non-VoIP telecommunications carriers on a much lower cost structure.

      o Cost Advantage from Bypass of International Settlement Rates. Traditional international long distance calls are completed through international toll switches that provide access to a terminating network. These networks are often owned by government bodies or telecommunications carriers that charge settlement rates (or tariffs) well in excess of costs. Although these fees are being reduced in many countries as industry deregulation continues, the charges remain significant. Calls routed over the Internet bypass these toll switches, avoiding a significant portion of these fees, which further lowers the cost of completing calls.

      o Positioning for New Services. In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, VoIP embraces an open architecture and open standards, which facilitates innovation at lower cost. Traditional voice networks are designed specifically to provide one basic service, making it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert services into data packets, this allows the exchange of new types of data such as fax, video, IP-television, etc.

Outsourcing VoIP Services

      Given the advantages of VoIP, many communication carriers have begun to carry some portion of their voice traffic over IP networks. Despite the move by some large carriers to develop their own international VoIP infrastructures, many carriers are interested in outsourcing international traffic to providers such as the Company. Some of the reasons that carriers prefer to outsource international traffic include:

      o the relatively low percentage of revenue that international service represents for many large carriers;

      o the disproportionate cost and complexity of deploying and supporting international service infrastructure as compared with domestic investment opportunities;

      o a hesitation to build new networks and cannibalize traffic from their traditional voice networks;

      o concerns over sufficient in-house VoIP expertise to ensure that voice quality and network reliability are comparable to that of the public-switched telephone network, especially when routing traffic over the Internet versus private networks; and

      o generally reduced capital budgets for network investment of any kind.

      The global communications services industry continues to evolve, providing significant opportunities and creating competitive pressure for market participants. The industry is experiencing significant changes, including the proliferation of wireless and data products and services, increased voice and data volume, declining unit pricing and the emergence of new participants due to deregulation and low-cost technologies. The growth in competition and associated fragmentation along with declining unit pricing and an industry structure that is characterized by high fixed costs have resulted in increased pressure on communications services providers to offer services at a lower cost to consumers. Unlike with VoIP, most communications services providers must access other providers' public switched telephone networks ("PSTN") to send and receive voice and data traffic. The process of establishing these PSTN interconnections is labor-intensive, costly, time-consuming and highly negotiated, which leads to higher installation, network management, selling, legal, billing and collection costs, creating the need and demand for a centralized and efficient marketplace.

IPEX'S SOLUTION

      The Company's software platform provides benefits to customers and suppliers. By routing and clearing voice calls through the platform, buyers and sellers can access multiple buyers and sellers, increase network utilization, achieve better pricing and improve profitability and cash flow by reducing the number of interconnections and reducing selling, legal, billing and collection expenses. The availability of routes is also increased since the Company's software and platforms can handle multiple carriers for one single routing code.

      By establishing a single interconnection to the Company's platform, communications services providers gain immediate targeted access to and a link with multiple customers and suppliers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing each interconnection on an ongoing basis.

      The Company handles all invoicing for voice calls and media sold on its platform. Members receive a single payment or invoice from the Company reflecting net buying or selling activity. This settlement reduces administrative costs.

SALES AND MARKETING

      The Company markets and sells its services through a direct sales force. The sales process frequently involves a trial process, where a small volume of traffic is run prior to larger volumes being run through the centralized platform. The Company targets voice services sales efforts at the telecommunications industry, and, in particular, the market for international wireline, wireless and VoIP minutes.

INTELLECTUAL PROPERTY

      To date, the Company's VoIP operations have not depended in any part on proprietary rights or technology. The Company has been licensed one domestic and one international patent. These patents are related to trading international VoIP traffic and determining the best price and quality for routing and pricing for VoIP calls. The European patent number is EP1131949 and the international patent application number is WO0031954. The validity of these patents and the license of the patent rights to the Company have been questioned by independent counsel hired by the Company's Board of Directors. The Company's current management believes that the Company does not have the legal right to use this intellectual property. To date, the patents have not been applied to or utilized by the Company's VoIP platform and their relevance to the Company's business is not clear.

      Related to its RGB technologies, the Company owns image processing algorithms, encoder software, decoder software, digital image enhancement tools and algorithms that enhance, compact, store, encrypt, stream and display digital image content. The Company also acquired a trademark on the name Luminaxys. The trademark is granted for Italy and must be renewed annually.

 COMPETITION

      The global communications services market is highly competitive. The Company competes with other wholesale telecommunications carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the telecommunications marketplace, and, in some cases, have begun to develop Internet telephony capabilities. The Company also competes with smaller companies, including those that may be specialists in just one or two routes. The Company additionally competes against its customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecommunications hub. The Company competes principally on quality of service and price.

GOVERNMENT REGULATION

      The Federal Communications Commission (the "FCC") has jurisdiction over interstate and international communications in the United States. The FCC's rules, regulations and policies impose obligations on carriers providing facilities-based and/or resale telecommunications services. While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, both before the FCC and at various state government agencies. An adverse ruling could subject the Company to licensing requirements and additional fees and subsidies increasing the costs of providing services.

EMPLOYEES

      As of April 21, 2006, the Company had nine full time employees and three part time employees. The Company has not experienced any work stoppages and the Company considers relations with its employees to be good.

ITEM 2.       DESCRIPTION OF PROPERTY.

      The company's principal office and operations during fiscal year 2005 were located at 9255 Towne Center Drive, Suite 235, San Diego, California 92121. These premises consisted of 896 square feet of office space. The related lease agreement expired March 31, 2006. Monthly base rent under the lease agreement was $2,374.40.

      Effective March 15, 2006, the Company entered into a new lease agreement for its principal executive office located at 7825 Fay Avenue, Suite 254, La Jolla, CA 92037. The premises consist of 600 square feet of office space. The term of the lease is for six months and automatically renews for another six months at the current base rent plus a seven percent increase unless the Company notifies the landlord on or before July 15, 2006 of its intention not to renew. Base rent under the lease agreement is $2,400 per month. In addition, the Company pays $645 per month pursuant to the lease agreement for phone lines and equipment rental, voicemail, high speed internet and other administrative services.

      Effective February 28, 2006, the Company entered into an office lease agreement for an office located at 1900 N.W. Corporate Boulevard, Suite 205W, Boca Raton, Florida 33431. The premises consist of 1,394 rentable square feet of office space. The term of the lease is for 38 months beginning March 1, 2006. Base rent under the lease is approximately $1,859 per month.

ITEM 3.       LEGAL PROCEEDINGS.

      On or about October 7, 2005, the Company was informed that it is a party to an informal SEC investigation.

      The Company's subsidiary AICI, Inc., a Nevada corporation, and its predecessor Administration for International Credit & Investment, Inc., an Oregon corporation, is named in an action filed on or about February 21, 2006 in the Superior Court of the State of California for the County of San Diego (Case No. GIC 861542). The plaintiff in the action is Triagon Holding AG, against defendants Interphotonic, Inc., Wolfgang Grabher, Administration for International Credit & Investment, Inc., AICI, Inc., Eureca Marketing GmbH and Does 1-50. The complaint alleges fraud, conversion, unjust enrichment and breach of contract based on allegations, among others, that he was fraudulently induced into depositing $2,454,157.98 into an escrow account as an investment in Interphotonic, Inc. and such money was closed on with out the plaintiff's authorization. The plaintiff is seeking damages in the amount of $2,454,157.98 plus interest at the rate of 10% per annum and costs, as well as a judicial accounting, injunctive and declaratory relief.

      On April 20, 2006 the Company filed a lawsuit against Inzon Corporation, a Nevada corporation, and Does 1-50 in the Superior Court of the State of California for the County of San Diego (Case No. GIC 864677). The Company is seeking to recover $525,313.96 plus interest owed to it by the defendants for telecommunications services provided by the Company during 2006 pursuant to a carrier services agreement.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

      The Company's common stock is quoted on the OTC Bulletin Board under the symbol IPEX.OB. Before 2005, there were no significant purchases or sales of the Company's common stock through the OTC Bulletin Board. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                Fiscal 2006     Fiscal 2005
                                              ---------------------------------
                Fiscal Quarter                High    Low     High     Low
                ---------------------------------------------------------------
                First Quarter Ended March 31  $2.38   $0.65   $2.05    $1.48
                Second Quarter Ended June 30  ---     ---     $4.05    $1.50
                Third Quarter Ended           ---     ---     $5.15    $2.01
                September 30
                Fourth Quarter Ended          ---     ---     $2.71    $1.36
                December 31

HOLDERS

      As of April 21, 2006, the Company's common stock was held by approximately 104 stockholders of record. In many instances, a record stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

DIVIDENDS

      The Company has not declared any dividends to date. The Company has no present intention of paying any cash dividends on its common stock in the foreseeable future, as it intends to use earnings, if any, to generate growth. The payment by the Company of dividends, if any, in the future, rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in the Company's articles of incorporation or bylaws that restrict it from declaring dividends.

RECENT SALES OF UNREGISTERED SECURITIES

      The Company sold the following equity securities during the fiscal year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      On March 17, 2005, the Company entered into an Agreement and Plan of Merger with AICI, Inc., a Nevada corporation and the Company's wholly owned subsidiary, Administration for International Credit and Investment, Inc., an Oregon corporation ("AICI Oregon"), and the shareholders of AICI Oregon (the "AICI Oregon Shareholders"). Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding equity stock of AICI Oregon from the AICI Oregon Shareholders and AICI Oregon merged with AICI, Inc. As consideration for the acquisition of AICI Oregon, the Company issued 21,875,566 shares of common stock to the AICI Oregon Shareholders. This transaction was exempt from registration requirements pursuant to Rule 506 promulgated under the Securities Act and Regulation S promulgated under the Securities Act. In addition, certain of the Company's shareholders cancelled an aggregate of 3,500,000 outstanding shares of common stock, and such shares were returned to treasury.

      On March 18, 2005, the Company completed a private placement of an aggregate of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors for aggregate gross proceeds of $3,500,000. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one Series A Warrant and one Series B Warrant, for a per Unit purchase price of $2.00. Each Series A Warrant currently entitles the holder to purchase 1.5 shares of common stock at $1.00 per share, exercisable for a period of five years. Each Series B Warrant currently entitles the holder to purchase two shares of common stock at $1.00 per share, exercisable for a period of five years. The private placement was exempt from registration requirements pursuant to Rule 506 promulgated under the Securities Act.

      In June 2005, the Company entered into a consulting agreement with Aegis Equity LLC, pursuant to which Aegis Equity LLC provided advisory services related to the acquisition of certain intellectual property assets described below, including coordination of due diligence, transaction structure, integration and legal affairs, in connection with two asset purchase agreements. As consideration for the consulting services provided by Aegis Equity LLC, the Company issued Aegis Equity LLC 47,470 shares of common stock. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On June 7, 2005, the Company entered into a purchase agreement with B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). Under the B Tech Agreement, the Company purchased certain intellectual property rights including quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64Kbit/s (ISDN). The purchase price for the B Tech Assets totaled 1,857,585 shares of common stock, which shares were issued on September 27, 2005. This transaction was exempt from registration requirements pursuant to Regulation S promulgated under the Securities Act.

      On July 6, 2005 the Company granted its Chief Operating Officer, Sothi Thillairajah (currently also the Company's Chief Executive Officer and a director), 40,000 shares of restricted stock, which will vest upon expiration of the initial one-year term of his employment agreement. On July 6, 2005, the market value of the Company's common stock was $3.91 per share resulting in stock based compensation of $156,400. This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On July 13, 2005 the Company granted Mr. Thillairajah options to purchase 375,000 shares of common stock with an exercise price of $3.91 per share pursuant to the terms of his employment agreement. This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On July 13, 2005 the Company granted its then Chairman and Chief Executive Officer, Gerald Beckwith, $200,000 of restricted shares of common stock. Based on the market value of the common stock of $4.20 per share on July 13, 2005, the Company issued Mr. Beckwith 47,619 shares of common stock pursuant to the terms of his employment agreement. This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On August 15, 2005 the Company granted Mr. Beckwith options to purchase an aggregate of 3,500,000 shares of common stock with an exercise price of $3.14 per share based on the volume weighted average price of the common stock for the 60 trading days prior to July 13, 2005 as stipulated in his employment contract. This grant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. As a result of Mr. Beckwith's resignation as Chief Executive Officer, 3,208,334 of the options were canceled.

      All of the foregoing issuances were exempt from registration under Section 4(2) of the Securities Act and/or Regulation S, promulgated pursuant to the Securities Act. None of the purchasers who received shares under Regulation S are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).
 Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements of IPEX, Inc. included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the Company's management.

OVERVIEW

      On March 17, 2005, the Company entered into an Agreement and Plan of Merger with AICI, Inc., a Nevada corporation and the Company's wholly owned subsidiary, AICI Oregon, and the shareholders of AICI Oregon. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding equity stock of AICI Oregon from its shareholders. Upon completion of the transaction, AICI Oregon merged with and into AICI, Inc. and AICI, Inc. survived the merger. As consideration for the acquisition of AICI Oregon, the Company issued 21,875,566 shares of common stock to the AICI Oregon shareholders. In addition, certain of the company's shareholders cancelled an aggregate of 3,500,000 outstanding shares of the Company's common stock, and such shares were returned to treasury. The merger was accounted for as a recapitalization of AICI Oregon. Accordingly, the Company's historical financial statements prior to March 17, 2005 are those of AICI.

      In connection with the acquisition of AICI Oregon, on March 18, 2005, the Company completed a private placement of an aggregate of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors for aggregate gross proceeds of $3,500,000. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the March 18, 2005 private placement allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and two Tier 1 carriers under net 30 terms thereby increasing the number of overall customers.

      On March 28, 2005, AICI, Inc., extended a loan in the amount of $400,000 to Joseph L. Putegnat III, who is a shareholder of the Company, former Vice President of AICI, Inc. and the former owner of Jupiter Telecom, Inc. a predecessor in interest to the Company's current business. Although the loan was subsequently assigned to a third party, the Company's Audit Committee retained independent counsel to investigate the loan to Mr. Putegnat and in June 2005, the Audit Committee determined that the loan constituted a "direct or indirect loan to a director or executive officer (or equivalent thereof)," in violation of the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Securities Exchange Act of 1934, as amended. As a result of the investigation and the findings, the Company experienced significant turnover in its management and its Board of Directors. Effective May 21, 2005, the Company's majority shareholder, former Chairman, Chief Executive Officer and President, Wolfgang Grabher, was put on temporary leave of absence and the Company's Chief Financial Officer, Russell Ingledew began serving as Acting President until May 26, 2005 when the Board of Directors appointed Milton "Todd" Ault, III as a director and as the Company's Interim Chief Executive Officer. On June 23, 2005, the Company appointed new members to its Audit Committee and in July 2005 hired then director and Audit Committee member, Gerald Beckwith as Chief Executive Officer, and a new Chief Operating Officer, Sothi Thillairajah. Mr. Beckwith subsequently resigned on February 15, 2006 and Mr. Thillairajah was appointed Chief Executive Officer and a director of the Company.

      During the course of the investigation into Mr. Putegnat's loan, the Audit Committee determined to have independent counsel also investigate other potential securities violations alleged by former counsel to the Company, including whether the disclosure made by the Company to investors in its March 18, 2005 private placement was inaccurate or misleading. On October 7, 2005 the Company announced that the SEC had begun an informal investigation of the Company. On December 2, 2005, after completing the Company' internal investigation, the Audit Committee determined that the offering memorandum used in connection with the Company's March 18, 2005 private placement, as well as the Company's Form 8-K dated March 16, 2005, either misstated or omitted certain material information. As a result, on December 19, 2005 the Company amended the March 16, 2005 Form 8-K in an attempt to correct the disclosure and, as recommended by the Audit Committee, the Company obtained restitution from Mr. Grabher by requiring him to return a significant number of shares of the Company's common stock to treasury. On December 14, 2005, the Company entered into a Return to Treasury Agreement with Mr. Grabher, pursuant to which Mr. Grabher agreed to surrender 14,855,900 shares of the Company's common stock within ten business days of December 14, 2005 to be retired and returned to treasury. Such shares represented 49.4% of the Company's outstanding shares of common stock based on approximately 30,100,621 shares outstanding as of December 14, 2005. Mr. Grabher returned the 14,855,900 shares to the Company on February 2, 2006.

      As a result of the foregoing, the Company incurred substantial legal expenses totaling $549,400 during the fiscal year ended December 31, 2005, as well as additional business and administrative expenses as detailed in the following sections. These expenses, combined with continuing losses, have caused significant deterioration of the Company's financial condition. The Company's resources continue to be negatively impacted by continuing issues related to the events and changes in management described above.

      During 2005, the Company failed to develop a disciplined and sustainable credit risk management system for the telecommunications business. The result was a bad debt expense of $411,606 for the fiscal year ended December 31, 2005. The Company spent less than $100,000 on developing a proprietary exchange platform during the fiscal year ended December 31, 2005.

      On June 29, 2005, the Company purchased certain digital imaging related intellectual property assets (i.e., the RGB Assets and the B Tech Assets). The Company intends to develop digital image enhancement and compression software applications based on a licensing model. Less than $100,000 was spent on the development of these technologies during the fiscal year ended December 31, 2005. Current management believes that the maximum value of these assets may be realized through the separation of these assets into its recently formed subsidiary RGB Channel, Inc. However, as of the date this annual report was filed with the SEC the Company has not transferred the assets to RGB Channel, Inc.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred losses during each the past two fiscal years. For the years ended December 31, 2005 and 2004, the Company generated revenue of $12,332,093 and $6,716,114, respectively, and incurred net losses of $6,843,098 and $398,620, respectively. At December 31, 2005, the Company had a working capital deficiency of $167,391 and an accumulated deficit of $7,241,718. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      As described further under "Subsequent Events," the Company received $800,000 from a private placement of 10% Secured Convertible Notes to accredited investors in the first quarter of 2006. Based on the Company's current cash and other current assets including accounts receivable and available for sale securities, management believes the Company has sufficient liquidity to fund operations for the next month. Beyond that, additional funding is required for the Company to continue as a going concern. Management believes the Company will require an additional $4,000,000 to develop its VoIP operations and the RGB technology and to continue operations for the twelve months subsequent to the date this report is filed. The Company intends to seek outside debt and/or equity financing through private placements to accredited investors and may request voluntary exercise of outstanding warrants. The Company has no definitive plans or agreements in place to obtain such additional financing and the Company cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company may have to discontinue operations. In addition, any equity financing obtained may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to the Company's common stock, and any debt financing obtained must be repaid regardless of whether or not the Company generates profits or cash flows from its business activities and may worsen the Company's financial condition.

      At December 31, 2005, the Company's cash and cash equivalents totaled $297,232. Cash (including cash equivalents) used in operating activities was $2,673,732 for the year ended December 31, 2005 compared to cash provided by operating activities of $110,470 in the year ended December 31, 2004. The increase in cash used during 2005 resulted primarily from increased expenses during 2005 that included legal expenses of $549,400, executive cash compensation of $287,704 and Board of Directors compensation of $4,500, telecommunications employee and consultant salaries of $454,720, accounting fees of $106,519 and auditor's fees of $128,694. In addition, a former director was paid $116,000 for monies that he claimed were owed to him and $70,000 was paid pursuant to a four month consulting contract with the former AICI Vice President and Jupiter Telecom owner.

      Accounts receivable, net at December 31, 2005 was $1,151,555 as compared to $181,519 on December 31, 2004. The increase in accounts receivable is attributable to the increase in telecommunications traffic on longer payment cycles as result of the Company extending higher levels of credit.

      Net cash used in investing activities for the year ended December 31, 2005 was $412,651 compared to net cash provided by investing activities of $5,564 for the year ended December 31, 2004. The change in net cash used in investing activities is attributable to $158,033 used for the purchase of property and equipment and $333,700 for the purchase of intellectual property rights, including legal fees of $58,700. As discussed further under Item 1. Description of Business, on June 29, 2005 the Company purchased certain intellectual property assets from RGB Channel SRL for $275,000.

      As of December 31, 2005 trade payables were $1,396,687 as compared to $562,599 as of December 31, 2004. The increase in trade payables is attributable to the increase in telecommunications traffic on extended payment term. Specifically, a tier 1 supplier provided the Company with 30 net 30 payment terms and the Company in turn directed 30% of its telecom traffic to this supplier by year end 2005.

      Net cash provided by financing activities was $3,382,857 for the year ended December 31, 2005 compared to cash used by financing activities of $115,275 for the year ended December 31,2004. The financing activities during 2005 include proceeds from a stock subscription for $142,837 and a private placement completed on March 18, 2005 of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors for proceeds of $3,240,020. As discussed below under "Subsequent Events" the Company's private placement of 10% Secured Convertible Notes caused an adjustment to the exercise price and the number of shares purchasable pursuant to the Series A and Series B Warrants. The current exercise price of the Series A and Series B Warrants is $1.00 per share, and there are now 2,625,000 shares purchasable pursuant to outstanding Series A Warrants and 3,500,000 shares purchasable pursuant to outstanding Series B Warrants. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one Series A Warrant and one Series B Warrant, for a per Unit purchase price of $2.00. Each Series A Warrant initially entitled the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant initially entitled the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years.

      The Series A Warrants are callable by the Company in the event its common stock trades at or above $2.00 for ten consecutive trading days. The Series B Warrants are callable by the Company in the event its common stock trades at or above $2.50 for ten consecutive trading days. However, the right to call the Series A and Series B Warrants is subject to the following additional conditions: (1) the Company may not call more than 25% of the warrants during any 30 day period; (2) the Company must simultaneously call all Series A and Series B Warrants on the same terms; and (3) the Company may not call the warrants unless all of the shares of common stock issuable thereunder either (a) are registered pursuant to an effective registration statement or (b) may be sold under Rule 144(k) under the Securities Act of 1933.

      If at any time until the earlier of (A) the date that 50% of the shares underlying the outstanding Series A and Series B Warrants have been sold by warrant holders or (B) two years after the actual effective date of a registration statement registering the resale of the common stock and common stock issuable upon exercise of warrants, the Company issues or sells, or is deemed to have issued or sold, any shares of common stock for no consideration or for a consideration per share less than the exercise price in effect immediately prior to the time of such issue or sale, then and in each such case the then-existing exercise price will be reduced to the lowest price per share at which any share of common stock was issued or sold or deemed to be issued or sold. This adjustment will not apply in the case of the issuance of capital stock, options or convertible securities issued to directors, officers, employees or consultants pursuant to an equity compensation program approved by the Company's Board of Directors. As described further under "Subsequent Events" the Company's private placement of 10% Secured Convertible Notes caused an adjustment to the exercise price and the number of shares purchasable pursuant to the Series A and Series B Warrants.

RESULTS OF OPERATIONS

      Sales for the year ended December 31, 2005 rose by 84% to $12,332,093 as compared to sales of $6,716,114 from the prior year ended December 31, 2004. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement on March 18, 2005 allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and two Tier 1 carriers under net 30 terms thereby increasing the number of overall customers. The 84% increase in sales is almost entirely attributable to the extension of credit that was made possible by the increase in working capital. The addition of a few new Tier 3 customers added marginally to the increase in sales.

      Cost of sales for the year ended December 31, 2005 rose by 83% to $12,212,362 as compared to cost of sales of $6,685,163 from the prior year ended December 31, 2004. The increase in cost of sales is directly attributable to the increase in sales. The cost of sales as a percentage of sales for the year ended December 31, 2005 remained relatively constant at 99% compared to 100% for the year ended December 31, 2004. The failure to achieve a greater improvement in gross margin reflects the Company's inability to secure more attractive rates from suppliers. It also reflects bandwidth costs of $85,493 paid to the Company's switch collocation facility provider.

      Gross profit for the year ended December 31, 2005 was $119,731 as compared to $30,951 from the prior year ended December 31, 2004. The increase in gross profit is attributable to the modest increase in gross margin on increased telecom traffic.

      Selling, general and administrative expenses for the year ended December 31, 2005 were $5,527,204 compared to $428,863 for the year ended December 31, 2004, representing an increase of $5,098,341, or 1,189%. For the year ended December 31, 2005 selling, general and administrative expenses include non-cash expenses of $656,251 related to a consulting agreement between a related party, Patient Safety Technologies, Inc. and Wolfgang Grabher, the company's former President and Chief Executive Officer, to which the company was designated the third party beneficiary. Other non-cash selling, general and administrative expenses include stock based compensation expense of $1,974,519 related to options and other equity instruments granted and an impairment loss of $1,522,130 recorded in connection with the write off of goodwill. Additional expenses during 2005 include: legal expenses of $549,400, bad debt expenses of $411,606, executive wages of $287,704, and telecommunications employee and consultant salaries totaling $454,720. Accrued expenses also include services provided in 2005 by former directors and executives and a prepaid four month consulting contract with the former AICI Vice President and Jupiter Telecom owner.

      Net loss for the year ended December 31, 2005 was $6,843,098 compared to the net loss of $398,620 for the year ended December 31, 2004. The net loss for the year ended is primarily attributable to the increased expenses discussed above.

      On August 9, 2005, the Company entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Vinculum Communications, Inc., a privately owned Delaware corporation ("Vinculum"). Vinculum is a San Diego, California-based international long distance carrier that offers termination services to long distance carriers worldwide. The closing date for the acquisition was scheduled to occur no later than September 30, 2005, unless extended by mutual consent of the parties. Pursuant to the terms of the letter of intent, the Company was to pay an aggregate of $14.5 million for the acquisition of Vinculum, paid as follows: (a) $1 million in cash; (b) $11.7 million in shares of common stock; and (c) $1.8 million of convertible notes. On December 21, 2005, the Company entered into an agreement with Vinculum to terminate the letter of intent and all transactions contemplated pursuant to the letter of intent and the Company paid Vinculum $55,000 which represents reimbursement of expenses incurred by Vinculum in connection with the negotiation of and due diligence associated with the letter of intent and the proposed acquisition. The Company previously advanced $75,000 to Vinculum as a pre-pay deposit for VoIP traffic. The $55,000 payment was deducted from the $75,000 advance, resulting in an outstanding principal sum of $20,000 owed by Vinculum to the Company and was repaid immediately. The parties mutually released each other from all claims which they may have against each other to the date of the termination agreement.

SUBSEQUENT EVENTS

Former Officers and Directors

      On January 23, 2006, Darrell Grimsley, Jr. submitted a letter resigning as a director of the Company. The resignation was contingent upon the Company entering into an indemnification agreement with Mr. Grimsley and payment of compensation for past service as a Board member, 25% of which was paid in cash equal to $10,165 and the balance was paid in the form of 12,922 shares of the Company's common stock. Mr. Grimsley's resignation was effective February 2, 2006.

      On January 27, 2006, Alice Campbell submitted a letter resigning as a director of the Company. Ms. Campbell's resignation was contingent upon the Company entering into an indemnification agreement with her and payment of compensation for past service as a Board member, 25% of which was paid in cash equal to $16,453 and the balance was paid in the form of 20,950 shares and the resignation was effective February 2, 2006.

      On February 7, 2006, a former board member of the Company, sent a letter threatening legal action against the Company and several former officers and directors claiming breach of an executed settlement agreement and various torts. In addition, on the same date the former director sent a demand letter to parties who provided investment banking services and legal services to the Company demanding payment of $5 million and disgorgement of remuneration and fees. These parties made a demand for indemnity to the Company which the Company granted with respect to the claim by the former director. To the Company's knowledge no lawsuit has been filed to date with respect to either of the above matters.

      On April 4, 2006, a former officer of the Company, made a written demand to one of the insurance carriers for the Company, asserting claims against the Company and several current and former officers and directors. The former officer alleges claims for "conversion" of various wage and employee benefits on or about July 6, 2005, as well as contract damages including alleged oral promises to provide Company stock with an alleged value of over $3.7 million, and also claims that various unspecified torts caused him special and general damages, including severe emotional distress, of not less than $2 million. To the Company's knowledge, no lawsuit has yet been filed.

      On February 15, 2006, Gerald Beckwith resigned as the Company's President and Chief Executive Officer effective as of January 18, 2006. Mr. Beckwith also resigned as a director of the Company effective February 15, 2006. Mr. Beckwith was Chairman of the Company's Board of Directors at the time he resigned as a director. On February 15, 2006, the Company entered into a severance agreement with Gerald Beckwith, pursuant to which Mr. Beckwith acknowledged that he resigned effective as of January 18, 2006 as the Company's President and Chief Executive Officer. Mr. Beckwith and the Company agreed to a mutual general release of each other from any and all claims relating to Mr. Beckwith's employment or Board membership except with respect to rights pursuant to the severance agreement. Pursuant to the terms of the severance agreement the Company agreed to: (a) issue Mr. Beckwith 177,608 restricted shares of common stock and options to purchase 291,666 shares of common stock at a strike price of $2.71 per share and an expiration date of February 15, 2016; (b) issue Mr. Beckwith 16,369 restricted shares of common stock and options to purchase 65,493 shares of common stock at a strike price of $2.36 per share with an expiration date of February 15, 2016 as compensation for his membership on the Company's Board of Directors; (c) issue Mr. Beckwith 2,030 restricted shares of common stock as compensation for accrued vacation time; (d) provide Mr. Beckwith six months of health insurance; and (e) reimburse Mr. Beckwith for all outstanding business expenses accrued on behalf of the Company. In connection with Mr. Beckwith's resignation, the Company entered into an indemnification agreement with Mr. Beckwith on February 15, 2006. The indemnification agreement requires the Company to indemnify Mr. Beckwith to the extent not covered by the Company's directors' and officers' liability insurance. The options and restricted shares of common stock have not yet been delivered to Mr. Beckwith.

      On April 26, 2006, Mr. Beckwith sent a demand letter claiming that the Company breached its February 15, 2006 severance agreement with Mr. Beckwith by failing to provide the alleged compensation owed pursuant to that severance agreement, demanding a cash payment equivalent to $376,500 in lieu of all stock held by Mr. Beckwith and 357,159 stock options and continued performance of all other terms and conditions in the severance agreement. To the Company's knowledge, no lawsuit has been filed to date

      On February 2, 2006 the Company entered into a consulting agreement with Wolfgang Grabher, a significant shareholder who is also a former officer and director of the Company, to provide business consulting services to the Company. The consulting agreement is retroactive to June 22, 2005 and expires on June 22, 2006. The Company agreed to pay Mr. Grabher $150,000 per year pursuant to the agreement and to reimburse Mr. Grabher for any reasonable out-of-pocket expenses, provided that Mr. Grabher must obtain the prior written approval from the Company for any such expenses that individually or in the aggregate, exceed $150. Either the Company or Mr. Grabher may terminate the consulting agreement at any time upon delivery of 30 days prior written notice of termination. In addition, the Company may terminate the consulting agreement at any time for "cause," defined as the willful misconduct of Mr. Grabher or his agents, Mr. Grabher's failure to perform the services required by the agreement, the causing of intentional damage to the tangible or intangible property of the Company by Mr. Grabher or his agents, the conviction of Mr. Grabher of any felony or other crime involving moral turpitude, the performance of any dishonest or fraudulent act by Mr. Grabher or any of his agents which is determined in good faith by the Company's Board of Directors to be materially detrimental to the best interests of the Company or its stockholders or affiliates, or a breach of the consulting agreement by Mr. Grabher. A payment of $30,000 was made to Mr. Grahber on the date the consulting agreement was entered into. The agreement was terminated by the Company on March 31, 2006. No payment other than the initial $30,000 has been made to Mr. Grabher.

      On April 19, 2006, Mr. Grabher sent a letter demanding that the Company pay sums allegedly due to him under the terminated consulting agreement, which Mr. Grabher estimates as at least $98,000. To the Company's knowledge no lawsuit has been filed to date.

March 21, 2006 Private Placement

      On March 21, 2006 the Company entered into a Securities Purchase Agreement for the sale of $800,000 principal amount of 10% Secured Convertible Notes to four accredited investors. The sale of the 10% Secured Convertible Notes closed on March 21, 2006. The 10% Secured Convertible Notes bear interest at the rate of 10% per annum and mature one year from the date of issuance. On the maturity date the outstanding principal amount of the 10% Secured Convertible Notes will automatically convert into shares of common stock of the Company's wholly owned subsidiary RGB Channel, Inc., a Nevada corporation. Before the maturity date the holders may convert the outstanding principal amount of the Notes into either shares of the Company's common stock or shares of common stock of the Company's subsidiary RGB Channel, Inc. If converted into shares of the Company's common stock the conversion price of the Notes is $1.00 per share (the "IPEX Conversion Price"). If converted into shares of common stock of RGB Channel, Inc. the conversion price will equal the lesser of (the "RGB Conversion Price"): (a) $0.50, or (b) the price at which, at any time while the Notes are outstanding, RGB Channel, Inc. sells shares of its common stock or any other securities convertible into or exchangeable for RGB Channel, Inc. common stock.

      The conversion price of the 10% Secured Convertible Notes is subject to adjustment in the event the Company issues shares of its common stock or securities convertible into or exchangeable for shares of its common stock at a price less than the IPEX Conversion Price, if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes any other actions that would otherwise result in dilution of the holders' position. In addition, if at any time when the 10% Secured Convertible Notes are outstanding there is a period of 60 trading days during which the volume weighted average price of the Company's common stock is less than $1.00 per share, then: (a) there will be a one time adjustment to the IPEX Conversion Price to equal the lowest volume weighted average price of the Company's common stock during such 60-trading day period; and (b) there will be a one time adjustment to the RGB Conversion Price to equal 50% of the lowest volume weighted average price of the Company's common stock during such 60-trading day trading period.

      In connection with the sale of the 10% Secured Convertible Notes, the Company and RGB Channel entered into a Security Agreement granting the purchasers of the Notes a security interest in the RGB Assets and all intellectual property related to the RGB Assets to secure the Company's and RGB Channel's obligations pursuant to the terms of the Notes.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

Concentration of Credit Risk - Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and believes it is not exposed to any significant concentrations of credit risk with respect to its cash and cash equivalents. The Company's customer base is made up of a large number of geographically diverse customers. However the vast majority of the Company's credit risk is concentrated amongst five Tier 2 carriers under net 15 terms and two Tier 1 carriers. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

Revenue Recognition - Trading revenues represent fees generated from minutes purchased by the Company's customers. Fees are determined by multiplying the rate per minute by the number of minutes utilized. Revenues are recognized in the period when minutes are delivered through the VoIP telecom platform.

ITEM 7.       FINANCIAL STATEMENTS.

      All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On March 17, 2005, the Company's Board of Directors unanimously approved the dismissal of Manning Elliot as the Company's independent registered public accountants. On March 18, 2005, the Company notified Manning Elliott that it was terminating Manning Elliot's services. On March 17, 2005, the Company determined to engage the firm of Peterson & Co. to serve as its independent registered public accountants for the fiscal year ended December 31, 2005.

      During the two fiscal years ended July 31, 2004 and 2003, and through March 18, 2005, (i) there were no disagreements between the Company and Manning Elliot on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Manning Elliot would have caused Manning Elliot to make reference to the matter in its reports on the Company's financial statements, and (ii) Manning Elliot's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended July 31, 2004 and 2003 and through March 18, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

      During the two fiscal years ended July 31, 2004 and 2003 and through March 17, 2005, the Company did not consult with Peterson & Co. regarding either:

   1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to Peterson & Co. nor oral advice was provided that Peterson & Co. concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

   2. Any matter that was either subject of disagreement or event, as defined in
      Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to
      Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A.          CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, and because of the material weaknesses discussed below, the Company's chief executive officer and chief financial officer concluded that as of the end of such period, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Management's Assessment on Internal Control Over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting generally as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. The assessment identified the following material weaknesses in the Company's internal control over financial reporting:

      o An ineffective control environment resulting from the lack of effective oversight and active participation by the Company's Board of Directors in the establishment of required internal controls, and from the numerous Board member and executive management changes that occurred during the year.
      o Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.
      o Lack of sufficient knowledge and experience among the Company's internal accounting personnel regarding application of US GAAP and SEC requirements.
      o Insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.
      o Failure to maintain effective controls over the Company's year end financial closing process and the Company's ability to produce accurate and timely financial statements.
      o Failure to perform timely reviews and reconciliations of general ledger account balances.
      o Ineffective controls related to the extension of credit to customers. o Ineffective controls related to the safeguarding of Company assets and restriction of access to confidential Company data.

(c) Changes in Internal Control Over Financial Reporting

      There was no change to the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, during the last fiscal quarter, and during first quarter of the Company's subsequent fiscal year, significant changes in the Company's executive management were effected including the appointment of a new Chief Executive Officer and new President of Telecommunications. The new executive management team has committed to addressing the identified weaknesses and establishing and implementing appropriate internal controls.

ITEM 8B.          OTHER INFORMATION.

      On October 5, 2005 Carl Perkins resigned as the Company's Chief Technology Officer.

      On December 19, 2005 the Company appointed Paul Rius as President of Telecommunications. At the time of his appointment, there was no transaction during prior two years, and there was no proposed transaction, to which the Company was to be a party, and in which Mr. Mr. Rius had or was to have a direct or indirect material interest. There are no family relationships between Mr. Rius and the Company's directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. The Company has not entered into an employment agreement to employ Mr. Rius as President of Telecommunications.

      On February 2, 2006 the Company entered into a consulting agreement with Wolfgang Grabher, a significant shareholder who is also a former officer and director of the Company, to provide business consulting services to the Company. The consulting agreement is retroactive to June 22, 2005 and expires on June 22, 2006. The Company agreed to pay Mr. Grabher $150,000 per year pursuant to the agreement and to reimburse Mr. Grabher for any reasonable out-of-pocket expenses, provided that Mr. Grabher must obtain the prior written approval from the Company for any such expenses that individually or in the aggregate, exceed $150. Either the Company or Mr. Grabher may terminate the consulting agreement at any time upon delivery of 30 days prior written notice of termination. In addition, the Company may terminate the consulting agreement at any time for "cause," defined as the willful misconduct of Mr. Grabher or his agents, Mr. Grabher's failure to perform the services required by the agreement, the causing of intentional damage to the tangible or intangible property of the Company by Mr. Grabher or his agents, the conviction of Mr. Grabher of any felony or other crime involving moral turpitude, the performance of any dishonest or fraudulent act by Mr. Grabher or any of his agents which is determined in good faith by the Company's Board of Directors to be materially detrimental to the best interests of the Company or its stockholders or affiliates, or a breach of the consulting agreement by Mr. Grabher. A payment of $30,000 was made to Mr. Grahber on the date the consulting agreement was entered into. The agreement was terminated by the Company on March 31, 2006. No payment other than the initial $30,000 has been made to Mr. Grabher.

      Effective February 28, 2006, the Company entered into an office lease agreement for an office located at 1900 N.W. Corporate Boulevard, Suite 205W, Boca Raton, Florida 33431. The premises consist of 1,394 rentable square feet of office space. The term of the lease is for 38 months beginning March 1, 2006. Base rent under the lease is approximately $1,859 per month.

      Effective March 15, 2006, the Company entered into a new lease agreement for its principal executive office located at 7825 Fay Avenue, Suite 254, La Jolla, CA 92037. The premises consist of 600 square feet of office space. The term of the lease is for six months and automatically renews for another six months at the current base rent plus a seven percent increase unless the Company notifies the landlord on or before July 15, 2006 of its intention not to renew. Base rent under the lease agreement is $2,400 per month. In addition, the Company pays $645 per month pursuant to the lease agreement for phone lines and equipment rental, voicemail, high speed internet and other administrative services.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers and the positions held by each. There are no family relationships among any of the Company's directors and executive officers.

    Name                          Age     Position
    Sothi Thillairajah            38      Chief Executive Officer, Chief
                                          Operating Officer and Director
    Russell Ingledew              53      Chief Financial Officer and Principal
                                          Accounting Officer
    Paul Rius                     44      Director and President of Telecom
    Massimo Ballerini             60      Vice President of Research &
                                          Development
    Milton "Todd" Ault, III       35      Director

      Below is a brief description of the above persons' business experience during the past five years or more based on information supplied by each of them.

      SOTHI THILLAIRAJAH, CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER AND DIRECTOR. Mr. Thillairajah has been the company's Chief Executive Officer and a director since January 18, 2006. Prior to being named CEO of Ipex, Mr. Thillairajah served as COO from July of 2005. In the role of COO he oversaw the reorganization of the company's capital structure, engineered the company's recent recapitalization and supported the development of the company's RGB digital imaging technology. Mr. Thillairajah was a Director in the equity derivatives group of Societe Generale. He has served in a similar role at Commerzbank focusing on leverage finance and hedging instruments. Mr. Thillairajah served as a principal at Bankers Trust during the later part of the 1990's focusing on international equities. He earned an MBA from the University of Chicago and he graduated cum laude with a BA in Economics from the University of Rochester.

      RUSSELL INGLEDEW, CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER. Mr. Ingledew has been the Company's Chief Financial Officer and Principal Accounting Office since February 15, 2005. Mr. Ingledew is a CPA and presently operates an accounting firm in La Jolla, California for business accounting services, audits of companies and tax accounting. Prior to that, Mr. Ingledew was CFO of Cal-Star wholesale distribution. He has approximately twenty years of experience in tax planning and preparing tax returns for individuals, business entities, nonprofits, fiduciaries and executors.

      PAUL RIUS, PRESIDENT OF TELECOMMUNICATIONS. Mr. Rius was appointed a director on February 18, 2006 and President, telecommunications division on December 19, 2005. Mr. Rius manages the Company's international wholesale telecom business, overseeing the division's operations and implementation of strategic initiatives. From 1997-2004, Mr. Rius served as Chief Operating Officer of Com Tech International/Nations Telecom. Prior to that, he served as Chief Operating Officer of Teltrust Communications from 1991 to 1997.

      MASSIMO BALLERINI, CHIEF SCIENCE OFFICER. Mr. Ballerini was appointed as Chief Science Officer on June 7, 2005. He is responsible for the technological development of the Company's RGB Assets and B Tech Assets. Mr. Ballerini served as Director and Head of Research and Development at RGB Channel SRL in Italy, the publisher of Luminaxys software from 2001 to2005. From 1991 until 2001 Mr. Ballerini served as a freelance consultant for cinema, television and special events, while developing the foundations of the RGB technologies.

      MILTON "TODD" AULT, III, DIRECTOR. Mr. Ault has been a member of the Company's Board of Directors since May 26, 2005. From May 26, 2005 until July 13, 2005, Mr. Ault served as the Company's interim Chief Executive Officer. From June 23, 2004 until January 9, 2006 Mr. Ault was Chairman and Chief Executive Officer of Patient Safety Technologies, Inc., a Delaware corporation whose common stock is traded on the American Stock Exchange ("PST"). Mr. Ault was Chief Executive Officer of Digicorp, a Utah corporation whose common stock is quoted on the OTC Bulletin Board ("Digicorp"), from April 26, 2005 until September 30, 2005 and he served as Chairman of Digicorp from July 16, 2005 until September 30, 2005. In addition, Mr. Ault co-founded Ault Glazer & Company Investment Management LLC ("Ault Glazer") in 1998 and is currently the controlling and managing member and Chief Investment Officer of Ault Glazer, a private investment management firm headquartered in Santa Monica, California. From July 1998 until February 2005, Mr. Ault was a registered representative of Strome Securities, L.P., a NASD registered broker-dealer. Prior to founding Ault Glazer, Mr. Ault served as a portfolio manager and regional institutional financial advisor for Prudential Securities from February 1996 to July 1998. From November 1992 until February 1996, Mr. Ault served as an institutional account executive for Dean Witter Reynolds.

BOARD COMPOSITION

      At each annual meeting of stockholders, all of the Company's directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the Board of Directors.

AUDIT AND COMPENSATION COMMITTEES

      The Company's entire Board of Directors currently serves as the Company's Audit Committee and oversees and monitors the Company's accounting and reporting processes and the audits of the Company's financial statements. The Company does not presently have an audit committee financial expert as that term is defined in Item 401 of Regulation S-B. The Company has not been able to identify a suitable nominee to serve as an audit committee financial expert.

      The Company's entire Board of Directors also currently serves as the Company's Compensation Committee and determines the compensation to be paid the Company's executive officers and also reviews the amount of salary and bonus for each of the Company's other officers and employees.

CODE OF ETHICS

      The Company has adopted a Code of Ethics and Business Conduct that applies to its executive officers, directors and employees, which is filed as Exhibit
14.1 to this Form 10-KSB. Upon request, the Company will provide to any person without charge a copy of the Code of Ethics and Business Conduct. Any such request should be made to Attn: Corporate Secretary, IPEX, Inc., 7825 Fay Avenue, Suite 254, La Jolla, California 92037. The Code of Ethics may also be viewed on the Company's corporate website at www.ipex.com.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of the Company's equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2005:

                                                      Number         Transactions not    Known failures to
Name and Relationship                            of late reports     timely reported    file a required form
---------------------                            ---------------     ----------------   --------------------
Sothi Thillairajah, Chief Executive Officer,
          Chief Operating Officer and Director            0                   0                  1
Russell Ingledew, Chief Financial Officer                 1                   0                  0
Carl Perkins, former Chief Technology Officer             2                   0                  2
Milton "Todd" Ault, III, Director                         3                   0                  0
Massimo Ballerini, Vice President of Research
          and Development and Director                    0                   0                  1
Wolfgang Grabher, former executive officer,
          former Director and 10% owner                   1                   1                  2
Robert Reukl, former Director                             0                   0                  1
Gerald Beckwith, former executive officer and
          former Director                                 0                   0                  2
Edward Sullivan, former Director                          1                   0                  1
David Overskei, former Director                           0                   0                  2
Steven Bodnar, former Director                            2                   0                  0
Alice M. Campbell, former Director                        0                   0                  1
Darrell W. Grimsley, Jr., former Director                 0                   0                  1

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information concerning the annual and long-term compensation earned by or paid to the Company's Chief Executive Officer and to the other named executive officers (the "named executive officers") who served as executive officers as at and/or during the fiscal year ended December 31, 2005, for services as executive officers for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                              ----------------------------------------
                                              Annual Compensation                      Awards               Payouts
                                    ----------------------------------------  --------------------------  ------------
                                                                  Other                      Securities                    All
                                                                  Annual      Restricted     Underlying      LTIP         Other
         Name and                                                 Compen-        Stock        Options/      Payouts      Compen-
    Principal Position        Year   Salary ($)     Bonus ($)    sation ($)   Award(s) ($)    SARs (#)        ($)        sation ($)
----------------------------  ----  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Sothi Thillairajah,           2005  $    150,000          --            --    $    156,400       375,000          --            --
     Chief Executive          2004          --            --            --            --            --            --            --
     Officer and Chief        2003          --            --            --            --            --            --            --
     Operating Officer (1)
Gerald Beckwith,              2005  $    275,000          --            --    $    200,000     3,500,000          --            --
     former Chief             2004          --            --            --            --            --            --            --
     Executive Officer (2)    2003          --            --            --            --            --            --            --

Milton "Todd" Ault,           2005          --            --            --            --            --            --            --
     III, former interim      2004          --            --            --            --            --            --            --
     Chief Executive          2003          --            --            --            --            --            --            --
     Officer (3)

Wolfgang Grabher,             2005          --            --            --            --            --            --            --
     former Chief             2004          --            --            --            --            --            --            --
     Executive Officer        2003          --            --            --            --            --            --            --
     and former director (4)

Robert Reukl,                 2005          --            --            --            --            --            --            --
     former Chief             2004          --            --            --            --            --            --            --
     Executive Officer (5)    2003          --            --            --            --            --            --            --

      (1) Mr. Thillairajah was appointed Chief Executive Officer on January 18, 2006 and has been Chief Operating Officer since July 6, 2005.
      (2) Mr. Beckwith was appointed Chief Executive Officer on July 13, 2005 and resigned on January 18, 2006.
      (3) Mr. Ault served as interim Chief Executive Officer from May 26, 2005 until July 13, 2005.
      (4) Mr. Grabher served as Chief Executive Officer from March 16, 2005 until May 21, 2005.
      (5)   Mr. Reukl resigned as Chief Executive Officer on March 16, 2005.

                               OPTIONS GRANT TABLE

      The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. The Company did not have during such fiscal year any plans providing for the grant of stock appreciation rights ("SARs").

                      Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------

                                                                                    Potential
                                                                               Realizable Value at
                                                                                  Assumed Annual
                                                                                  Rates of Stock      Alternative to
                                                                                Price Appreciation     (f) and (g):
                              Individual Grants                                  for Option Term     Grant Date Value
------------------------------------------------------------------------------
           (a)                  (b)          (c)          (d)        (e)        (f)        (g)            (h)
                                         % of Total
                            Number of    Options/
                            Securities   SARs
                            Underlying   Granted to    Exercise
                            Options/     Employees     or Base                                          Grant Date
                            SARs         in Fiscal     Price      Expiration                             Present
           Name             Granted (#)  Year          ($/Sh)     Date        5% ($)     10% ($)      Value ($) (1)
-----------------------------------------------------------------------------------------------------------------------
Gerald Beckwith             3,500,000           13%      $3.14   8/15/2015        ---        ---      $      10,990,000
Sothi Thillairajah            375,000           49%      $3.91   7/6/2010_        ---        ---      $       1,466,250
-----------------------------------------------------------------------------------------------------------------------

(1) The value shown was calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of approximately 88-90%; (b) risk-free rate of return of approximately 0%; (c) no dividends payable during the relevant period; and
      (d) exercise at the end of a one to three year period from the date of grant.

Aggregate Option Exercises and Fiscal Year-End Option Values

      The following table sets forth information with respect to the named executive officers concerning the year-end value of in-the-money options and the value of unexercised options as of December 31, 2005. No options were exercised by the named executive officers during the fiscal year ended December 31, 2005

                                                                       Number of
                                                                       securities        Value of
                                                                       underlying        unexercised
                                                                       unexercised       in-the-money
                                                                       options/SARs at   options/SARs at
                                                                       FY-end (#)        FY-end ($)
                                   Shares acquired on       Value      Exercisable/      Exercisable/
              Name                    exercise (#)      realized ($)   Unexercisable     Unexercisable
               (a)                         (b)               (c)             (d)                (e)
---------------------------------- -------------------- -------------- ----------------- ------------------
Gerald Beckwith                            ---               ---        0 / 3,500,000           ---
---------------------------------- -------------------- -------------- ----------------- ------------------
Sothi Thillairajah                         ---               ---          0 / 375,000           ---
---------------------------------- -------------------- -------------- ----------------- ------------------

COMPENSATION OF DIRECTORS

      On October 17, 2005 the Board voted unanimously to grant Board members annual compensation of $65,000 per year, paid quarterly. Compensation was to be retroactive back to the actual Board members' start date as a director. Audit Committee members are additionally paid cash compensation equal to 20% of the base Board compensation and 35% for the Audit Committee Chairman. The compensation was to be paid in a combination of $10,000 of common stock (based on the price as of the close of business on October 17, 2005) and the remainder in stock options. Each Board member was granted the option of taking 25% of his or her compensation in cash. Director Milton "Todd" Ault, III declined to accept board compensation. The Company does not presently pay its directors for service on the Board of Directors. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties as members of the Board.

EMPLOYMENT AGREEMENTS

      On February 15, 2005, the Company's wholly owned subsidiary, AICI, Inc. (formerly Administration for International Credit & Investment, Inc.) entered into an agreement with Russell Ingledew to employ him as AICI's Chief Financial Officer. Under the agreement, Mr. Ingledew is employed on an "at will" basis and the terms of his employment will continue unless terminated by either Mr. Ingledew or AICI. Termination by AICI may be with or without cause, at any time. However, the terminating party must give the other party three working days notice prior to any termination, with the caveat that AICI reserves the right to pay Mr. Ingledew the equivalent of three days of salary in lieu of the three-day notice requirement. AICI agreed to pay Mr. Ingledew at a gross rate of $125 per hour. The maximum amount paid per day may not exceed eight hours.

      On June 7, 2005, the Company entered into an employment agreement with Massimo Ballerini to employ him as the Company's Vice-President of Research & Development. Mr. Ballerini's salary under the employment agreement is $84,000 per year. As additional compensation, subject to payroll deductions, Mr. Ballerini is reimbursed for certain housing, transportation and relocation costs with an aggregate minimum value of $3,000 per month. Mr. Ballerini is also eligible to participate in employee benefit plans maintained by the Company at the discretion of the Board of Directors (or committee of the Board maintained for such purpose) and subject to the terms of any definitive agreement with respect thereto. Mr. Ballerini's employment is on an "at-will" basis, which means either the Company or Mr. Ballerini can terminate the employment agreement at any time for any reason, with or without cause and with or without notice. If termination is without cause, Mr. Ballerini will be entitled to salary continuation and severance pay in the amount of three months salary. If termination is for cause, Mr. Ballerini will be entitled only to salary earned through the date of termination. Termination for cause is defined as (a) if Mr. Ballerini is derelict of his duties or if he commits any misconduct with respect to the Company's business and such dereliction or misconduct continues for a period of five days after the Company has given him written notice specifying such dereliction or misconduct, (b) if Mr. Ballerini commits an act constituting common law fraud or any crime, which could reasonably be expected to have an adverse impact on the Company, its business or assets, or (c) if Mr. Ballerini fails (otherwise than on account of illness or other incapacity) or refuses to carry out the reasonable directives of the Board of Directors, and such failure or refusal continues for a period of five days after the Company has given him written notice specifying such directives and wherein he has failed or refused to carry out the same.

      On July 6, 2005, the Company entered into an agreement with Sothi Thillairajah to employ him as the Company's Chief Operating Officer. The initial term of the agreement is 12 months, and will automatically renew for additional 12-month periods unless either party delivers written notice of its intention not to renew at least 30 days prior to the end of the then-current term. Mr. Thillairajah's annual base compensation is $150,000. In addition, the Company paid Mr. Thillairajah $20,000 for relocation expenses. The Company granted Mr. Thillairajah 40,000 shares of common stock which will vest upon expiration of the initial term of the employment agreement. The Company also granted Mr. Thillairajah options to purchase 375,000 shares of common stock with an exercise price of $3.91 per share, which options will vest upon expiration of the initial term of the employment agreement and will expire on July 6, 2010. The Company granted Mr. Thillairajah options to purchase an additional 125,000 shares of common stock with an exercise price of $3.91 per share, which options will vest upon expiration of the initial term of the employment agreement if certain milestones have been completed at such time and will expire on July 6, 2010. Mr. Thillairajah has the right to terminate the employment agreement at any time for any reason during the employment term. The Company may terminate the employment agreement at any time for any reason after the initial term upon delivery of 30 days' prior written notice of such termination. The Company may also terminate the agreement for cause (as defined in the employment agreement) at any time. In addition, the employment agreement will automatically terminate upon Mr. Thillairajah's death or disability. If the agreement is voluntarily terminated by Mr. Thillairajah or by the Company for cause, the Company must pay Mr. Thillairajah his earned compensation through the termination date and any unvested stock options will be cancelled. If the Company voluntarily terminates the agreement without cause, the Company must pay Mr. Thillairajah his earned compensation through the termination date and any unvested stock options will become immediately vested. If the employment agreement is terminated upon the death or disability of Mr. Thillairajah, Mr. Thillairajah or his appointed trustee will be paid his compensation through the end of the employment term.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information, as of April 21, 2006 with respect to the beneficial ownership of the outstanding common stock by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (2) each director, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                         Common Stock
                                         Beneficially       Percentage of
Name of Beneficial Owner (1)               Owned (2)       Common Stock (2)
-------------------------------------  ---------------     ----------------
Sothi Thillairajah                              88,750(3)                 *
Milton "Todd" Ault, III                      2,941,165(4)              17.6%
Paul Rius                                            0                    0%
Wolfgang Grabher                             3,500,000                 23.4%
-------------------------------------  ---------------     ----------------
All officers and directors as a group        3,029,915                 18.1%
 (3 persons)

      *     Less than 1%
      (1) Except as otherwise indicated, the address of each beneficial owner is c/o IPEX, Inc., 7825 Fay Avenue, Suite 254, La Jolla, CA 92037.
      (2) Applicable percentage ownership is based on 14,944,721 shares of common stock outstanding as of April 21, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of April 21, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 21, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
      (3) Includes: (a) 45,000 shares of common stock; (b) warrants to purchase 18,750 shares of common stock with an exercise price of $1.00 per share and an expiration date of March 18, 2010; and (c) warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share and an expiration date of March 18, 2010. The shares and warrants were purchased as part of the Company's March 18, 2005 private placement, prior to becoming an officer of the Company.
      (4) Includes: (a) 1,164,880 shares of common stock; (b) warrants to purchase 761,265 shares of common stock with an exercise price of $1.00 per share and an expiration date of March 18, 2010; and (c) warrants to purchase 1,015,020 shares of common stock with an exercise price of $1.00 per share and an expiration date of March 18, 2010. All of the foregoing securities are held by certain private investment funds and individual accounts managed by Ault Glazer & Company Investment Management LLC, for which the reporting person serves as Chief Investment Officer and managing member. Mr. Ault disclaims beneficial ownership of the foregoing securities for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------

Plan category                        Number of securities      Weighted average       Number of securities
                                      to be issued upon       exercise price of     remaining available for
                                         exercise of         outstanding options,    future issuance under
                                     outstanding options,    warrants and rights      equity compensation
                                     warrants and rights                                plans (excluding
                                                                                    securities reflected in
                                                                                           column (a)
----------------------------------- ----------------------- ----------------------- -------------------------
                                             (a)                     (b)                      (c)
----------------------------------- ----------------------- ----------------------- -------------------------
Equity compensation plans
approved by security holders              3,875,000                 $3.21                     -0-
----------------------------------- ----------------------- ----------------------- -------------------------
Equity compensation plans not
approved by security holders                 -0-                     -0-                      -0-
----------------------------------- ----------------------- ----------------------- -------------------------
Total                                     3,875,000                 $3.21                     -0-
----------------------------------- ----------------------- ----------------------- -------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The below transactions were not within the control of the current management and the management can not therefore verify that they were on terms at least as favorable as could have been obtained from unrelated third parties.

      The founder, former Chairman and former Chief Executive Officer of the Company, Wolfgang Grabher, was believed to own VoIP patent rights for effecting telecommunication connections for users. The technology is believed to be a method for effecting telecommunication connections for users in a telecommunication system having competing rates, wherein the most economical rate is selected for the user. The patent was filed on November 20, 1998 in Germany and was granted on January 31, 2002. The European patent number is EP1131949. An international patent application was filed on November 16, 1999 under the number WO0031954. On July 13, 2000 Mr. Grabher was believed to have licensed the VoIP rights from his patents exclusively to the Company's subsidiary, AICI, Inc. (formerly, Administration for International Credit & Investment, Inc.). On February 9, 2005, Mr. Grabher waived all rights of royalties from the patent license agreement. The validity of these patents and the license of the patent rights to the Company have been questioned by independent counsel hired by the Company's Board of Directors. The Company's current management believes that the Company does not have the legal right to use this intellectual property.

      On February 25, 2004 the Company's subsidiary, AICI, Inc. merged with Jupiter Telecom, Inc., a telecommunications firm. Joseph Lyle Putegnat III, AICI's former Vice President of Carrier Sales, was a co-founder and the sole shareholder of Jupiter Telecom, Inc. Pursuant to the merger, Mr. Putegnat received 1,286,809 shares of common stock of AICI, which subsequently were exchanged for 1,286,809 shares of IPEX, Inc. These shares were subject to certain anti-dilution protections, which were subsequently waived by Mr. Putegnat.

      On February 20, 2004, AICI, Inc. issued 218,757 shares of common stock to Edward Sullivan, a former member of the Company's Board of Directors. These shares were subject to certain anti-dilution protections, which were subsequently waived by Mr. Sullivan.

      On March 28, 2005, AICI, Inc. loaned the sum of $400,000 to Mr. Putegnat, which was evidenced by a Loan Agreement, Promissory Note, and Pledge and Security Agreement. This loan was subsequently assumed by DJB Holdings, Inc., and on May 16, 2005 the sum of $400,000 was re-paid to the Company. Daren Barone is a principal of DJB Holdings, Inc. and is a minority shareholder of the Company.

      During June 2005, Wolfgang Grabher, the Company's former President and CEO, retained Patient Safety Technologies, Inc. ("PST") to serve as a business consultant to the Company. On June 30, 2005, Mr. Grabher and the Company agreed with PST as to the scope of such consulting services and the consideration for such services. PST had agreed to provide if reasonably necessary within 12 months subsequent to June 30, 2005, the following services (the "Services") to the Company: (a) substantial review of the Company's business and operations in order to facilitate an analysis of the Company's strategic options regarding a turnaround of the Company; (b) providing advice in the following areas: (i) identification of financing sources for the Company; (ii) providing capital introductions to the Company of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees of the Company; (iv) making personnel of PST available to the Company to provide services to the Company on a temporary or permanent basis; (v) evaluation and/or negotiation of merger or sale opportunities for the Company, or such other form of transaction or endeavor which the Company may elect to pursue; and (vi) providing any other services as are mutually agreed upon in writing by PST and Wolfgang Grabher from time to time; and (c) assisting the Company in installing a new management team. As consideration for the Services, Wolfgang Grabher personally transferred to PST 500,000 shares of common stock of the Company. Within the terms of the consulting agreement, the former Chairman and Chief Executive Officer of PST, Milton "Todd" Ault, III, was appointed as a member of the Company's Board of Directors and interim Chief Executive Officer of the Company on May 26, 2005. Mr. Ault resigned as interim Chief Executive Officer of the Company on July 13, 2005 and he still remains a director of the Company. In addition, Alice M. Campbell, a director of PST, served as Chairman of the Company's Audit Committee from June 23, 2005 until she resigned effective February 2, 2006. . Mr. Ault also beneficially owned 18,855,900 shares of the Company's common stock pursuant to an irrevocable voting proxy granted to Mr. Ault by Mr. Grabher on May 28, 2005, which was subsequently terminated by agreement approximately on December 14, 2005.

      On September 7, 2005, Edward Sullivan resigned as a member of the Company's Board of Directors. In connection with his resignation, the Company entered into a settlement agreement and general release with Mr. Sullivan, whereby the Company paid Mr. Sullivan $116,000 for monies that were allegedly owed him, including $1,000 of attorneys' fees and $3,000 for Board compensation, and the Company and Mr. Sullivan mutually released each other from all past, current and future claims against one another.

      On December 14, 2005, the Company entered into a Return to Treasury Agreement with Wolfgang Grabher, pursuant to which Mr. Grabher agreed to surrender 14,855,900 shares of the Company's common stock within ten business days of December 14, 2005 to be retired and returned to treasury. Such shares represented 49.4% of the Company's outstanding shares of common stock based on approximately 30,100,621 shares outstanding as of December 14, 2005. Mr. Grabher returned the 14,855,900 shares to the Company on February 2, 2006.

      On January 23, 2006, Darrell Grimsley, Jr. submitted a letter resigning as a director of the Company. The resignation was contingent upon the Company entering into an indemnification agreement with Mr. Grimsley and payment of compensation for two quarters of service as a Board member, 25% of which was paid in cash equal to $10,165 and the balance was paid in the form of 12,922 shares of the Company's common stock. Mr. Grimsley's resignation was effective February 2, 2006.

      On January 27, 2006, Alice Campbell submitted a letter resigning as a director of the Company. Ms. Campbell's resignation was contingent upon the Company entering into an indemnification agreement with her and payment of compensation for three quarters of service as a Board member, 25% of which was paid in cash equal to $16,453 and the balance was paid in the form of 20,950 shares and the resignation was effective February 2, 2006.

      On February 2, 2006 the Company entered into a consulting agreement with Wolfgang Grabher, a significant shareholder who is also a former officer and director of the Company, to provide business consulting services to the Company. The consulting agreement is retroactive to June 22, 2005 and expires on June 22, 2006. The Company agreed to pay Mr. Grabher $150,000 per year pursuant to the agreement and to reimburse Mr. Grabher for any reasonable out-of-pocket expenses, provided that Mr. Grabher must obtain the prior written approval from the Company for any such expenses that individually or in the aggregate, exceed $150. Either the Company or Mr. Grabher may terminate the consulting agreement at any time upon delivery of 30 days prior written notice of termination. In addition, the Company may terminate the consulting agreement at any time for "cause," defined as the willful misconduct of Mr. Grabher or his agents, Mr. Grabher's failure to perform the services required by the agreement, the causing of intentional damage to the tangible or intangible property of the Company by Mr. Grabher or his agents, the conviction of Mr. Grabher of any felony or other crime involving moral turpitude, the performance of any dishonest or fraudulent act by Mr. Grabher or any of his agents which is determined in good faith by the Company's Board of Directors to be materially detrimental to the best interests of the Company or its stockholders or affiliates, or a breach of the consulting agreement by Mr. Grabher. A payment of $30,000 was made to Mr. Grahber on the date the consulting agreement was entered into. The agreement was terminated by the Company on March 31, 2006. No payment other than the initial $30,000 has been made to Mr. Grabher.

      On February 15, 2006, Gerald Beckwith resigned as the Company's President and Chief Executive Officer effective as of January 18, 2006. Mr. Beckwith also resigned as a director of the Company effective February 15, 2006. Mr. Beckwith was Chairman of the Company's Board of Directors at the time he resigned as a director. On February 15, 2006, the Company entered into a severance agreement with Gerald Beckwith, pursuant to which Mr. Beckwith acknowledged that he resigned effective as of January 18, 2006 as the Company's President and Chief Executive Officer. Mr. Beckwith and the Company agreed to a mutual general release of each other from any and all claims relating to Mr. Beckwith's employment or Board membership except with respect to rights pursuant to the severance agreement. Pursuant to the terms of the severance agreement the Company agreed to: (a) issue Mr. Beckwith 177,608 restricted shares of common stock and options to purchase 291,666 shares of common stock at a strike price of $2.71 per share and an expiration date of February 15, 2016; (b) issue Mr. Beckwith 16,369 restricted shares of common stock and options to purchase 65,493 shares of common stock at a strike price of $2.36 per share with an expiration date of February 15, 2016 as compensation for his membership on the Company's Board of Directors; (c) issue Mr. Beckwith 2,030 restricted shares of common stock as compensation for accrued vacation time; (d) provide Mr. Beckwith six months of health insurance; and (e) reimburse Mr. Beckwith for all outstanding business expenses accrued on behalf of the Company. In connection with Mr. Beckwith's resignation, the Company entered into an indemnification agreement with Mr. Beckwith on February 15, 2006. The indemnification agreement requires the Company to indemnify Mr. Beckwith to the extent not covered by the Company's directors' and officers' liability insurance. The options and restricted shares of common stock have not yet been delivered to Mr. Beckwith.

ITEM 13. EXHIBITS.

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

2.2 Purchase Agreement, dated June 7, 2005, between IPEX, Inc., RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

2.3 Purchase Agreement, dated June 7, 2005, between IPEX, Inc., B Tech Ltd., Massimo Ballerini and Emanuele Boni (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

2.4 Amendment No. 1 to Purchase Agreement entered into on June 29, 2005 among IPEX, Inc., B Tech Ltd., Massimo Ballerini and Emanuele Boni (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 2005)

2.5 Amendment No. 2 to Purchase Agreement entered into on November 6, 2005 among IPEX, Inc., B Tech Ltd., Massimo Ballerini and Emanuele Boni (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 8, 2005)

3.1 Articles of Incorporation (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-110363) filed with the Securities and Exchange Commission on November 10, 2003)

3.2            Articles of Merger  changing  the  Company's  name to IPEX,  Inc.
               (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 29, 2005)

3.3 Bylaws (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-110363) filed with the Securities and Exchange Commission on November 10, 2003)

4.1            Form  of  Class  A  Warrant  (Incorporated  by  reference  to the
               Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

4.2            Form  of  Class  B  Warrant  (Incorporated  by  reference  to the
               Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

4.3 Form of 10% Secured Convertible Note issued March 21, 2006 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 21, 2006)

10.1 Employment Agreement of Wolfgang Grabher, dated January 1, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

10.2 Employment Agreement of Carl Perkins, dated February 15, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

10.3 Employment Agreement of Russell Ingeldew, dated February 15, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

10.4 Employment Agreement of Joseph Lyle Putegnat, III, dated February 25, 2004 (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on December 19,
               2005)

10.5 Employment Agreement of Duane Brinson, dated February 15, 2005 (Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on December 19, 2005)

10.6 Employment Agreement of Massimo Ballerini, dated June 7, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.7 Employment Agreement of Sothi Thillairajah, dated July 4, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 8, 2005)

10.8 Employment Agreement of Gerald Beckwith, dated July 13, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 19, 2005)

10.9 Indemnification Agreement with Wolfgang Grabher (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2005)

10.10 Indemnification Agreement with David Overskei (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2005)

10.11 Supplemental Settlement Agreement and General Release dated September 1, 2005 between IPEX, Inc. and Edward Sullivan (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 2005)

10.12 Indemnification Agreement with Edward Sullivan (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 2005)

10.13          Indemnification    Agreement   with   Darrell    Grimsley,    Jr.
               (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)
10.14 Indemnification Agreement with Alice Campbell (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.15 Severance Agreement and Covenants dated February 15, 2006 between IPEX, Inc. and Gerald Beckwith (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 17, 2006)

10.16 Indemnification Agreement dated February 15, 2006 between IPEX, Inc. and Gerald Beckwith (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 17, 2006)

10.17* Letter agreement memorializing the termination of employment of Joseph Lyle Putegnat III effective as of July 4, 2005

10.18* Consulting Agreement entered into as of October 21, 2005 by and between Joseph Lyle Putegnat III and IPEX, Inc.

10.19* Consulting Agreement entered into as of February 2, 2006 by and between Wolfgang Grabher and IPEX, Inc.

10.20          Office  Lease  Agreement   entered  into  as  of  April  1,  2005
               (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 5, 2005)

10.21* Lease dated March 8, 2006 by and between LJMG, Inc. d.b.a. First Choice Executive Suites and IPEX, Inc.

10.22* Office Lease Agreement dated as of February 28, 2006 by and between Gehr Development Florida, LLC and IPEX, Inc.

10.23 Exclusive Patent License Agreement dated July 13, 2000 by and between Wolfgang Grabher and Administration for International Credit & Investment, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

10.24 Amendment No. 1 to Exclusive Patent License Agreement (Waiver) dated February 9, 2005 from Wolfgang Grabher to Administration for International Credit & Investment, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

10.25 Form of Subscription Agreement (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

10.26          Loan  Agreement  Dated March 28,  2005 by and  between  Joseph L.
               Putegnat III and AICI, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.27 Promissory Note signed by Joseph L. Putegnat III in favor of AICI, Inc. dated March 28, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.28 Pledge and Security Agreement dated March 28, 2005 between Joseph L. Putegnat III, AICI, Inc. and Richard A. Weintraub PC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.29 Assignment of Loan Agreement dated March 28, 2005 in favor of DJB Holdings, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.30 Escrow Agreement between IPEX, Inc., B Tech Ltd., Massimo Ballerini, Emanuele Boni, Wolfgang Grabher and Sichenzia Ross Friedman Ference LLP (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.31 Covenant Not to Compete and Confidentiality Agreement dated June 7, 2005 between IPEX, Inc. RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 6, 2005)

10.32 Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.33 Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.34          Letter  of  Intent  to  acquire  Vinculum  Communications,   Inc.
               (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2005)

10.35 Agreement to Terminate the Letter of Intent to acquire Vinculum Communications, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 22, 2005)

10.36 Return to Treasury Agreement dated December 14, 2005 between IPEX, Inc. and Wolfgang Grabher (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 16, 2005)

10.37 Securities Purchase Agreement dated March 21, 2006 by and among IPEX, Inc., RGB Channel, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 21, 2006)

10.38          Security  Agreement dated March 21, 2006 by and among IPEX, Inc.,
               RGB  Channel,  Inc.  and the secured  parties  signatory  thereto
               (Incorporated  by reference to the Company's  Form 8-K filed with the Securities and Exchange Commission on March 21, 2006)
14.1*          Code of Ethics

16.1 Letter from Manning Elliot dated March 18, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

21.1*          Subsidiaries

31.1* Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2* Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1* Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2* Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1 Resignation letter of Edward Sullivan (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 2005)

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's financial statements, for the reviews of the financial statements included in the Company's annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $122,754 and $0 for the years ended December 31, 2005 and December 31, 2004, respectively.

Audit-Related Fees

      The Company incurred fees of $0 and $0 for the years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered by the Company's principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees."

All Other Fees

      The Company did not incur any fees for other professional services rendered by its principal accountants during the years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies and Procedures

      The Company's Board of Directors currently acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  IPEX, INC.


           Date: May 10, 2006                 By:  /s/ Sothi Thillairajah
                                                  ------------------------------
                                                  Sothi Thillairajah
                                                  Chief Executive Officer,
                                                  Chief
                                                  Operating Officer and
                                                  Director

           Date: May 10, 2006                 By:  /s/ Russell Ingledew
                                                  ------------------------------
                                                  Russell Ingledew
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                    Date
------------------------------  ------------------------------  ----------------

/s/ Sothi Thillairajah          Chief Executive Officer, Chief      May 10, 2006
------------------------------  Operating Officer and Director
Sothi Thillairajah


/s/ Russell Ingledew               Chief Financial Officer and      May 10, 2006
------------------------------    Principal Accounting Officer
Russell Ingledew

/s/ Milton "Todd" Ault, III                           Director      May 10, 2006
------------------------------
Milton "Todd" Ault, III

/s/ Paul Rius                                         Director      May 10, 2006
------------------------------
Paul Rius

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IPEX, Inc. and Subsidiaries
La Jolla, CA

We have audited the accompanying consolidated balance sheets of IPEX, Inc. and Subsidiaries as of December 31, 2005 and?2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IPEX, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has reported recurring losses from operations through December 31, 2005 and has a working capital deficit at December 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson & Co., LLP
------------------------------
PETERSON & CO., LLP
San Diego, CA
May 5, 2006

                           IPEX, INC. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004

Assets                                                             2005               2004
                                                            ----------------   ----------------
Current assets
    Cash and cash equivalents                               $        297,233   $            759
 Accounts receivable, net                                          1,151,555            181,519
 Prepaid expenses and other current assets                            74,185               --
                                                            ----------------   ----------------
    Total current assets                                           1,522,973            182,278


 Property and equipment, net                                         158,566             20,483
 Goodwill                                                               --            1,522,130
 Intangible assets                                                 6,459,200               --
 Other assets                                                          2,612               --
                                                            ----------------   ----------------
 Total assets                                               $      8,143,351   $      1,724,891
                                                            ================   ================

 Liabilities and Stockholders' Equity
 Current liabilities
     Accounts payable                                       $      1,396,687   $        562,599
     Accrued compensation - directors                                165,469               --
     Accrued services - related party                                 78,900               --
     Accrued expenses and other liabilities                           49,308              5,333
                                                            ----------------   ----------------
         Total current liabilities                                 1,690,364            567,932


 Stockholders' equity
     Preferred stock, .01 par value, 12,500,000 shares
      authorized, no shares issued and outstanding
      at December 31, 2004;
      52,500,000 shares authorized, no shares issued and
      outstanding at December 31,2005                                   --                 --
     Common stock, par value .001, 75,000,000 shares
      authorized, 14,944,721 shares issued and outstanding
      at December 31, 2005;
      21,875,566 shares issued and outstanding
      at December 31, 2004                                            14,944             21,875
     Additional paid in capital                                   13,284,174          2,033,704
     Common stock to be issued                                       395,587               --
     Receivable from sale of stock                                      --             (500,000)
     Accumulated deficit                                          (7,241,718)          (398,620)
                                                            ----------------   ----------------

         Total stockholders' equity                                6,452,987          1,156,959
                                                            ----------------   ----------------
         Total liabilities and stockholders' equity         $      8,143,351   $      1,724,891
                                                            ================   ================

                           IPEX, INC. and Subsidiaries
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2005 and 2004

                                                           2005              2004
                                                    ----------------   ----------------
Trading revenues                                    $     12,332,093   $      6,716,114

Cost of trading revenues
    Supplier costs                                        12,107,406          6,590,521
    Switch costs                                             104,956             94,642
                                                    ----------------   ----------------

Total cost of trading revenues                            12,212,362          6,685,163
                                                    ----------------   ----------------


Gross profit                                                 119,731             30,951

Selling, general and administrative
expenses                                                   4,676,053            428,863

Selling, general and administrative
expenses - related parties                                   851,151               --


Impairment loss                                            1,522,130               --

Loss from operations                                      (6,929,603)          (397,912)

Other income and expense

    Realized gain on sale of marketable securities            79,082               --

    Other income                                               8,223                 92
                                                    ----------------   ----------------
       Total other income                                     87,305                 92

Net loss before income tax expense                        (6,842,298)          (397,820)
                                                    ----------------   ----------------

Income tax expense                                               800                800

                                                    ----------------   ----------------
Net loss                                            $     (6,843,098)  $        (398,620)
                                                    ================   ================


Loss per share - basic and diluted                  $          (0.25)  $          (0.02)
                                                    ================   ================

Weighted average shares outstanding -
    basic and diluted                                     27,204,768         16,562,634
                                                    ================   ================

                           IPEX, INC. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004


                                                 Common Stock                                                Common
                                               ----------------                        Additional            Stock
                                                    Shares             Amount        paid in capital      to be issued
                                               ----------------   ----------------   ----------------   ----------------
Balance at January 1, 2004                                 --     $           --     $           --     $           --

Issuance of stock for services and                         --
payment of start up expenses                         20,160,000             20,160             35,419               --
Issuance of common stock in
  connection with merger                                840,000                840            999,160               --
Issuance of shares in connection with
  anti-dilution provisions                               35,566                 34                (34)              --
Issuance of stock in connection
  with credit line reduction                            420,000                421            499,579               --
Issuance of shares in private placement                 420,000                421            499,579               --
Net Loss                                                   --                 --                 --                 --
                                               ----------------   ----------------   ----------------   ----------------

Balance at December 31, 2004                         21,875,566   $         21,876   $      2,033,703   $           --

Issuance of common stock in
  connection with merger                              2,820,000              2,820             (2,820)              --
Issuance of common stock
  in private placement                                3,500,000              3,500          3,236,520               --
Issuance of common stock for intangible asset         1,905,055              1,904          6,123,596               --
Shares to be issued for employee
  stock based compensation                                 --                 --                 --              347,262
Shares to be issued for services                           --                 --                 --               48,325
Share based compensation
  expense - services                                       --                 --              141,960               --
Share based compensation
  expense - employees                                      --                 --            1,436,972               --
Capital contribution-related party
  for professional services agreement                      --                 --              656,250               --
Cancellation of common stock                        (14,855,900)           (14,856)            14,856               --
Partial payment for stock receivable                       --                 --                 --                 --
Cancellation of common stock                           (300,000)              (300)          (356,863)              --
Net Loss                                                   --                 --                 --                 --
                                               ----------------   ----------------   ----------------   ----------------

Balance at December 31, 2005                         14,944,721   $         14,944   $     13,284,174   $        395,587
                                               ================   ================   ================   ================

                                                  Receivable                              Total
                                                 from Sale of       Accumulated       Stockholders'
                                                     Stock            deficit             Equity
                                               ----------------   ----------------   ----------------

Balance at January 1, 2004                     $           --     $           --     $           --

Issuance of stock for services and
payment of start up expenses                               --                 --               55,579
Issuance of common stock in
  connection with merger                                   --                 --            1,000,000
Issuance of shares in connection with
  anti-dilution provisions                                 --                 --                 --
Issuance of stock in connection
  with credit line reduction                               --                 --              500,000
Issuance of shares in private placement                (500,000)              --                 --
Net Loss                                                   --             (398,620)          (398,620)
                                               ----------------   ----------------   ----------------

Balance at December 31, 2004                   $       (500,000)  $       (398,620)  $      1,156,959

Issuance of common stock in
  connection with merger                                   --                 --                 --
Issuance of common stock
  in private placement                                     --                 --            3,240,020
Issuance of common stock for intangible asset              --                 --            6,125,500
Shares to be issued for employee
  stock based compensation                                 --                 --              347,262
Shares to be issued for services                           --                 --               48,325
Share based compensation
  expense - services                                       --                 --              141,960
Share based compensation
  expense - employees                                      --                 --            1,436,972
Capital contribution-related party
  for professional services agreement                      --                 --              656,250
Cancellation of common stock                               --                 --                 --
Partial payment for stock receivable                    142,837               --              142,837
Cancellation of common stock                            357,163               --                 --
Net Loss                                                   --           (6,843,098)        (6,843,098)
                                               ----------------   ----------------   ----------------

Balance at December 31, 2005                   $           --     $     (7,241,718)  $      6,452,987
                                               ================   ================   ================

                                   IPEX, INC.
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 2005 and 2004

                                                                               2005               2004
                                                                         ----------------   ----------------
Cash flows from operating activities:
  Net loss                                                               $     (6,843,098)  $       (398,620)
  Adjustments to reconcile net loss to
    net cash (used in) provided by
    operating activities:
  Depreciation and amortization                                                    19,950              5,771
  Non cash operating expenses                                                        --               55,579
  Consulting fees - related parties                                               656,251               --
  Stock based compensation                                                      1,974,519               --
  Goodwill impairment loss                                                      1,522,130               --
  Realized gain on sale of marketable securities                                  (79,082)              --
  (Increase) decrease in operating assets:
    Accounts receivable                                                          (970,036)            52,093
    Unbilled services receivable                                                     --               80,096
    Prepaid expenses and other current assets                                     (74,185)             6,852
    Other  assets                                                                  (2,612)              --
  Increase (decrease) in operating liabilities:
     Accounts payable                                                             834,088            309,890
     Other current liabilities                                                    209,443             (1,191)
     Accrued services - related party                                              78,900               --
                                                                          ----------------   ----------------
  Net cash (used in) provided by
    operating activities                                                       (2,673,732)           110,470

Cash flows from investing activities:
   Purchases of property and equipment                                           (158,033)            (2,691)
   Purchase of intellectual property rights                                      (333,700)              --
   Purchases of marketable securities                                          (1,301,465)              --
   Sales of marketable securities                                               1,380,547               --
    Cash acquired in merger                                                          --                8,255
                                                                         ----------------   ----------------
  Net cash (used in) provided by investing activities                            (412,651)             5,564

Cash flows from financing activities:
   Payments on line of credit                                                        --             (512,787)
   Borrowings on line of credit                                                      --              397,512
   Proceeds from stock subscription                                               142,837               --
   Proceeds from private placement                                              3,240,020               --
                                                                         ----------------   ----------------
  Net cash (used in) provided by financing activities                           3,382,857           (115,275)
                                                                         ----------------   ----------------

Net increase in cash                                                              296,474                759

Cash and cash equivalents - beginning of period                                       759               --
                                                                         ----------------   ----------------
Cash and cash equivalents - end of period                                $        297,233   $            759
                                                                         ================   ================

Non - Cash Investing and Financing Activities:

Shares issued in connection with merger                                                $-   $      1,000,000
Shares issued for services and payment
 of start up expenses                                                    $           --     $         55,579
Shares issued in private placement for
  note receivable                                                        $           --     $        500,000
Shares issued in connection with
  reduction of line of credit                                            $           --     $        500,000
Intangible asset acquired with common stock                              $      6,125,500   $           --

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

The company operates an electronic platform that directs telecommunication traffic and digital content. Customers and suppliers, consisting primarily of communications service providers, anonymously exchange telecommunications traffic. The company's automated, highly-scalable Voice Over Internet Protocol ("VoIP") routing platform updates routes based on availability, quality and price.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has a working capital deficit as of December 31, 2005.These factors raise substantial doubt about the Company's ability to continue as a going concern. In March 2006 the Company completed an $800,000 bridge financing through the issuance of secured convertible notes payable, which is expected to satisfy its working capital requirements through June 15, 2006. Management is working on raising additional capital required to execute its business strategy, through debt or equity financing.

In addition, the Company has implemented changes in management, and has purchased imaging related intellectual property during the year which it believes can be developed and marketed successfully. Management believes these factors will provide adequate working capital and will contribute toward achieving profitability. However, there can be no assurances that management will be successful in raising the additional required capital, that changes in management will be effective or that the newly acquired technology can be successfully developed and marketed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of IPEX, Inc. and its wholly owned subsidiary, AICI, Inc. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on deposit and highly liquid investments with original maturity dates of three months or less when purchased.

Accounts Receivable

The Company uses the allowance method for uncollectible accounts. The allowance is estimated based on historical experience and periodic review of the current status of accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $200,000 at December 31, 2005 and $26,381 at December 31, 2004.

Marketable Securities

Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Income Taxes

Income taxes are provided utilizing the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts more likely than not to be realized.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to seven years.

Goodwill and Intellectual Property

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

Advertising

Advertising costs, including production costs, are expensed as incurred. Advertising expenses for were 1,603 and $0 for the years ended December 31, 2005 and 2004, respectively.

Stock-Based Compensation

The Company has adopted the provisions of FASB Statement No. 123R, "Share-Based Payment," that requires corporations to account for awards of stock options or other equity instruments to employees using the fair value method. The Company uses a Black-Scholes valuation model to determine fair value.

Stock Warrants Issued to Third Parties

The Company accounts for stock warrants issued to third parties, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer. Under the provisions of EITF 96-18, because none of the Company's agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable.

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

The Company's customer base is made up of a large number of geographically diverse customers. The Company's three top customers represent approximately 30% of the total revenues. Also, the Company three top vendors represent approximately 29% of the Company's cost of sales. The Company performs credit evaluations of its customers and requires collateral if their credit doesn't meet the Company's standards.

Fair Value of Financial Instruments

The Company's financial instruments at December 31, 2005 and 2004 consist of cash and cash equivalents, accounts receivable, available for sale securities and accounts payable. As of December 31, 2005 and 2004, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its cash and cash equivalents, accounts receivable and accounts payable approximate their fair value, based upon their short-term nature. Available for sale securities are reported at fair value based on quoted market prices.

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

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

NOTE 3 - REVERSE MERGER

On March 17, 2005, Tamarack Ventures, Inc. ("Tamarack") a reporting company completed a merger with AICI, Inc. a Nevada corporation and a wholly owned subsidiary of Tamarack, and Administration for International Credit and Investment, Inc. ("AICI"), an Oregon corporation in the business of providing telecommunications services.

Pursuant to the merger agreement, Tamarack acquired all of the outstanding equity stock of AICI from the AICI Shareholders. As consideration for the acquisition of AICI, Tamarack agreed to issue 21,875,566 shares of the Company's common stock to the AICI Shareholders. In addition, certain shareholders of Tamarack agreed to cancel an aggregate of 3,500,000 previously outstanding shares of Tamarack's common stock. As a result of the cancellation, the previous shareholders of Tamarack following completion of the merger now own 2,820,000 common shares. Upon completion of the merger, AICI shareholders owned approximately 88.6% of the outstanding shares of common stock of Tamarack. For accounting purposes the transaction is considered to be a recapitalization where Tamarack is the surviving legal entity, and AICI is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI. Following the merger, Tamarack Ventures changed its name to IPEX, Inc., and the Company changed its fiscal year end from July 31 to December 31.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

During the year ended December 31, 2005, the Company purchased available for sale securities for $1,301,465 and subsequently sold the securities for $1,380,547. The gross realized gains on these sales totaled $79,082.

NOTE 5 - INCOME TAXES

The components of the 2005 and 2004 provision for federal and state income tax benefit (expense) completed in accordance with statement No. FAS 109 are summarized below:

                                           As of December 31
                                     ---------------------------
                                         2005           2004
                                     ------------   ------------
Current
          Federal                    $         --   $         --
          State                               800            800

Deferred

          Federal                              --             --
          State                                --             --
                                     ------------   ------------
            Provision for
              income taxes           $        800   $        800
                                     ============   ============

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                          As of December 31
                                                      ------------------------
                                                         2005          2004
                                                      ----------    ----------
Expected income tax
 benefit at statutory rate                                 39.84%        39.84%
State taxes                                                (0.01%)       (0.20%)
Permanent items                                             0.05%         0.00%
Change in valuation allowance                             (39.89%)      (39.84%)
                                                      ----------    ----------
                                                           (0.01%)       (0.20%)
                                                      ==========    ==========

Deferred income tax benefit reflects the impact of timing differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by income tax laws. Deferred tax assets are as follows:

                                                           As of December 31
                                                      ---------------------------
                                                          2005           2004
                                                      ------------   ------------
Deferred tax assets:
              Bad debts                               $     74,037   $       --
              Stock compensation                           845,883           --
              Amortization                                 572,382           --
              Basis difference fixed assets                   --              710
              Net operating loss carryforwards           1,618,446        205,930
                                                      ------------   ------------
                     Total deferred tax assets           3,110,748        206,640

Deferred tax liabilities
              Deferred state liability                    (217,831)       (11,952)
              Depreciation and amortization                 (5,595)       (36,227)
                                                      ------------   ------------
                     Total deferred tax liabilities       (223,426)
                                                                          (48,179)

Net deferred tax assets before valuation allowance       2,887,322        158,461

Less: Valuation allowance                               (2,887,322)      (158,461)
                                                      ------------   ------------
Net deferred tax assets                               $       --     $       --
                                                      ============   ============

IPEX, Inc. has federal and state net operating losses of approximately $3,778,000 and $3,777,000 respectively, which begin to expire in 2024 for federal purposes and 2014 for state purposes. The amount of net operating loss carryforward that can be used in any one year may be limited by significant changes in ownership as defined by section 382 of the Internal Revenue Code and similar state tax laws. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management has provided a valuation allowance in the amount of $2,887,322, as of December 31, 2005 since the realization of future taxable income can not be supported. The net change in valuation allowance for 2005 was an increase of $2,728,861.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 and 31, 2004:

                                      2005              2004
                                    ---------        ---------
  Equipment                         $ 181,912        $  34,817
Furniture and fixtures                 10,938             --
                                    ---------        ---------
                                      192,850           34,817
  Less: accumulated depreciation      (34,284)         (14,334)
                                    ---------        ---------
Property and equipment, net         $ 158,566        $  20,483
                                    =========        =========

Depreciation expense was $19,950 and $5,771 for the years ended December 31, 2005 and 2004 respectively.

NOTE 5 - GOODWILL

In February 2004, AICI completed a merger with Jupiter Telecom, Inc. ("Jupiter"), a California corporation and a privately held company in the business of providing telecommunications services. In accordance with provisions of FASB Statement No. 141, "Business Combinations," the merger was accounted for using the purchase method and AICI was determined to be the acquiring entity. The results of operations of the Jupiter business are included in the financial statements for the year ended December 31, 2004 from the date of the merger.

The consideration paid in connection with the merger was 200,000 shares of the Company's common stock, valued at $5.00 per share, or $1,000,000. In addition, the Company assumed liabilities in excess of the value of the tangible assets acquired in the amount of $522,130.

The following table presents the allocation of the total merger cost to the assets acquired and liabilities assumed, based on their respective fair values:

Cash                              $     8,255
Unbilled service revenue               80,096
Accounts receivable                   445,981
Prepaid payroll taxes                   6,852
Property and equipment, net            23,563
                                  -----------

Total assets acquired                 564,747

Accounts payable                     (252,709)
Accrued wages                          (1,991)
Credit line payable                  (832,177)
                                  -----------

Total liabilities assumed          (1,086,877)
                                  -----------

Net liabilities assumed           $  (522,130)
                                  ===========

The excess of the total consideration paid over the fair values of assets acquired and liabilities assumed, $1,522,130, was allocated to goodwill.

At December 31, 2005 the Company determined that the carrying value of the goodwill exceeded its estimated fair value, based on the continuing lack of profitability of the VoIP business and accordingly, recorded an impairment charge of $1,522,130 to reduce the carrying value to zero.

NOTE 6 - INTANGIBLE ASSETS - INTELLECTUAL PROPERTY RIGHTS

On June 7, 2005, the Company entered into a purchase agreement with RGB Channel SRL, B Tech Ltd., Massimo Ballerini and Emanuele Boni. Under the agreement, the Company purchased certain intellectual property rights including image processing algorithms, encoder software, decoder software, digital image enhancement tools and encryption algorithms to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the internet The Company capitalized a total of $333,700 in connection with these rights including $275,000 paid for the intellectual property rights and $58,700 in legal fees.

The Company entered into a second purchase agreement dated June 7, 2005 between B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). The technology purchased under the B Tech Agreement includes quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchase price for the B Tech Assets totaled $6,000,000 of the Company's common stock, which according to the B Tech Agreement was to be paid through the issuance of the Company's common stock. The Company issued 1,905,055 shares of common stock for a total purchase price of $6,125,500, which includes $125,500 in legal fees. As of December 31, 2005, the Company has intellectual property totaling $6,459,200 recorded as an asset.

NOTE 7 - RELATED PARTY AGREEMENTS

Consulting Agreement - PST

On June 30, 2005, a former officer and director, and a significant shareholder of the Company formalized the terms of a consulting agreement with Patient Safety Technologies, Inc. ("PST") a company which had certain common directors as those of IPEX, whereby PST was retained to serve as a business consultant to the Company. By letter agreement entered into in July 2005, the Company agreed that it was an intended third party beneficiary of the agreement, and consented to the services being rendered to the Company.

As consideration for such services, 500,000 shares of the Company's common stock personally owned by the significant shareholder were transferred to PST. Based on an analysis of the services expected to be provided by PST under the agreement and agreed to by both the significant shareholder and the Company, the fair value of the services was determined to be $656,250. As the shares transferred to PST as consideration under the agreement were owned by the significant shareholder, the fair value attributed to the shares was considered to be a contribution to capital and was recorded as additional paid in capital. The total value attributed to the services pursuant to this agreement is included in related party selling, general and administrative expenses for the year ended December 31, 2005.

Consulting Agreement - Significant Shareholder and Former Officer and
Director

On February 2, 2006 the Company entered into a consulting agreement with a significant shareholder who is also a former officer and director of the company ("Consultant") under which the Consultant would provide business consulting services to the Company in connection with the continuing development of the RGB intellectual property assets acquired by the Company during 2005. The term of the agreement was for one year, with a retroactive effective date of June 22, 2005, and provided for annual compensation of $150,000. The agreement provided that either the Company or the Consultant may terminate the consulting agreement at any time upon delivery of 30 days prior written notice of termination, and that the Company may terminate the consulting agreement at any time for "cause," as defined in the agreement. Based on the retroactive effective date of the agreement, consulting expense totaling $78,900 has been accrued at December 31, 2005 based on the pro-rata portion of the annual compensation owed under the agreement, and is included in related party selling, general and administrative expenses for the year ended December 31, 2005. A payment of $30,000 was made to the Consultant on the date the consulting agreement was entered into, and on March 31, 2006 the Company terminated the agreement.

Note Receivable

On March 28, 2005 the Company extended a loan in the amount of $400,000 to a shareholder of the Company and the former owner of Jupiter Telecom, Inc. a predecessor in interest to the Company's current business. The loan was evidenced by a $400,000 principal amount promissory note bearing interest at the rate of 5.5% per annum. The performance of the obligations under the promissory note and the related loan agreement were secured by a deed of trust on certain real property owned by the issuer of the Note, and a pledge of 120,000 shares of Ipex, Inc. common stock owned by him. The Company entered into an Assignment of Loan agreement assigning the $400,000 note to a Nevada corporation in which a shareholder of the Company is a principal, in consideration for $400,000 cash which was received and deposited by the Company on May 16, 2005.

Settlement Agreement

On September 7, 2005, a member of the Company's Board of Directors resigned following a request of the Company for him to do so in order to reconstitute the Board with independent Board members. At the time of his resignation, the director was Chairman of the Company's Code of Ethics Committee and a member of the Company's Stock Option Plan Committee.

In connection with his resignation, the Company and the former director entered into a settlement agreement and general release, whereby the Company paid the former director $116,000 for monies that were allegedly owed him, including $1,000 of attorneys' fees and $3,000 for Board compensation, and the parties mutually released each other from all past, current and future claims against each other. The total paid pursuant to this agreement is included in related party selling, general and administrative expenses for the year ended December 31, 2005.

NOTE  8- STOCK BASED EMPLOYEE COMPENSATION

The Company has adopted the provisions of FASB Statement No. 123R, "Share-Based Payment," that requires corporations to account for awards of stock options or other equity instruments to employees using the fair value method. The Company utilized the Black-Scholes Model of valuation to determine fair value of stock based employee compensation.

During the year ended December 31, 2005, the Company granted certain officers a total of 3,875,000 options to purchase shares of the Company's common stock at an exercise price ranging from $3.14 to $3.91. Stock options granted during the year were valued using the Black Scholes Valuation Model with the following parameters: risk free interest rate ranging from 3.59% to 4.11%, volatility ranging from 90% to 151%, and vesting period of one to three years. Based on vesting, the Company expensed a total of $1,436,792 stock based compensation through December 31, 2005, related to these option grants.

During the year ended December 31, 2005, the Company also granted certain officers a total of 117,619 shares of restricted common stock. The fair market value of stock grants was determined based on the closing market price of the Company's common stock which ranged from $2.36 to $4.20 and totaled $427,200. Of this total, $347,262 was expensed during the year ended December 31, 2005 based on vesting of the shares. As of December 31, 2005, the Company had not issued shares to the officers, therefore, shares granted are recorded as common stock to be issued.

NOTE  9 - STOCK BASED COMPENSATION FOR SERVICES

The Company accounts for stock options or warrants issued to third parties, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, Under the provisions of EITF 96-18, because none of the Company's agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the portion of the options or warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the options or warrants occurs upon actual vesting.

On May 17, 2005, the Company entered into a consulting agreement for the period of May 17, 2005 to December 31, 2005. In addition to a cash payment of $7,000 per month, the Company agreed to issue 50,000 shares of the Company's common stock in the form of warrants exercisable at a price of $2.00 per share. As of December 31, 2005, the fair value of warrants for services rendered totaled $141,960.

On May 17, 2005, the Company entered into a consulting agreement for the period of June 1, 2005 to December 31, 2005. In addition to a cash payment of $3,000 per month, the Company agreed to issue 2,500 shares on the last day of each month over the contract period. Effective November 30, 2005 the company suspended services under this agreement. The shares to be issued were valued on the last day of each month, and as of December 31, 2005 the company was obligated to issue 15,000 shares with a total the fair value of $48,325.

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 52,500,000 shares of $.001 par value preferred stock. As of December 31, 2005 and December 31, 2004 no preferred stock is issued or outstanding.

Common Stock

The Company has authorized 75,000,000 shares of $.001 par value common stock, of which 14,944,721 and 21,875,566 shares are issued and outstanding as of December 31, 2005 and December 31, 2004 respectively.

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

Cancellation of Common Stock


On December 14, 2005, the Company entered into an arrangement with its largest shareholder, and former officer and director of the Company pursuant to which agreed to surrender 14,855,900 shares of the Company's common stock to be canceled. The shares represented 49.4% of the Company's outstanding shares of common stock based on approximately 30,100,621 shares then outstanding. In February, 2006 the shares were returned to the Company and cancelled in accordance with the agreement. As the agreement to surrender the shares was in place as of December 31, 2005 the cancellation of shares has been reflected in the financial statements as reductions of common stock and additional paid in capital, based on the par value of the shares as of December 31, 2005.

Receivable from Sale of Stock

In March 2004, the Company sold 420,000 shares of common stock for a total purchase price of $500,000 to a private investor pursuant to a Common Stock Purchase Agreement ("Stock Purchase Agreement"). The Stock Purchase Agreement provided that the purchase price was scheduled to be paid in two installments of $200,000 and $300,000, respectively on March 19, 2004 and March 26, 2004.
Accordingly, as of December 31, 2004 a receivable from sale of stock was included as a reduction of stockholders' equity. The agreed upon payments were not made on the scheduled dates and on September 28, 2005 the Company and the investor renegotiated the payment agreement. Under the revised agreement the investor agreed to make seven monthly payments of $71,428 to the Company. As of December 31, 2005 two payments totaling $142,837 had been received. The Company released 120, 000 shares to the investor. As of December 31, 2005, the Company made the decision to cancel the remaining shares based on the determination that the remaining $357,163 was uncollectible, and as such the receivable and related remaining 300,000 shares have been reversed from stockholders' equity.

Stock split

On February 18, 2005, the Company's board of directors declared a 4.2:1 stock split on the shares of the Company's common stock. The Company retained the current par value of $.01 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company's common stock have been restated to reflect the effect of the stock split for all periods presented.

Warrants Activity for the Period and Summary of Outstanding Warrants

During the year ended December 31, 2005, the board of directors approved the issuance of warrants to purchase an aggregate 3,952,857 shares of the Company's common stock. Such warrants are exercisable at prices from $1.00 to $2.00 per share, vest over periods of seven months to one year and expire at various times through March 18, 2010. During the year ended December 31, 2005 there were no exercise of warrants to purchase shares of the Company's common stock

Following is a summary of activity related to warrants during 2004 and 2005:

                                                       Number of
                                                        Warrants    Weighted-
                                                      Outstanding    Average
                                                          and        Exercise
                                                      Exercisable      Price
                                                      ------------  ------------
Outstanding, December 31, 2004                                --            --
Granted                                                  3,952,857  $       1.67
Exercised                                                     --            --
Expired                                                       --            --
Outstanding, December 31, 2005                           3,952,857  $       1.67

Stock Option Activity for the Period and Summary of Outstanding Options

During the year ended December 31, 2005, the board of directors approved the issuance of stock options to employees to purchase 3,875,000 shares of the Company's common stock. Such options are exercisable at prices from $3.14 to $3.91 per share, vest over periods of one year to three years and expire at various times through August 15, 2015. During the year ended December 31, 2005 there were no exercise of options to purchase shares of the Company's common stock

Following is a summary of activity related to stock options during 2004 and 2005:

                                                       Number of
                                                        Warrants    Weighted-
                                                      Outstanding    Average
                                                          and        Exercise
                                                      Exercisable      Price
                                                      ------------  ------------
Outstanding, December 31, 2004                                --            --
Granted                                                  3,875,000  $       3.21
Exercised                                                     --            --
Expired                                                       --            --
Outstanding, December 31, 2005                           3,875,000  $       3.21

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

On April 20, 2006, the Company filed a lawsuit filed in the Superior Court of the State of California for the County of San Diego against a customer who, by the end of fiscal year 2005, accounted for approximately 30% of the company's monthly revenue. The Company is seeking to recover $525,314 plus interest owed to it by the defendants for telecommunications services provided by the Company during 2006 pursuant to a carrier services agreement. The Company is not able to predict the outcome of this litigation at this time.

On or about February 21, 2006, the Company's subsidiary, AICI, Inc., and its predecessor Administration for International Credit & Investment, Inc., were named, along with several other defendants including a former officer and director of the Company, in an action filed, along in the Superior Court of the State of California for the County of San Diego by a German corporation. The complaint alleges fraud, conversion, unjust enrichment and breach of contract based on allegations, among others, that the plaintiff was fraudulently induced into depositing $2,454,158 into an escrow account as an investment in a corporation controlled by the former Company officer and director, and such money was disbursed without the plaintiff's authorization. The plaintiff is seeking damages in the amount of $2,454,158 plus interest at the rate of 10% per annum and costs, as well as a judicial accounting, injunctive and declaratory relief. The Company is not able to predict the outcome of this litigation at this time.

Threatened Litigation and Claims

On February 7, 2006, a former director of the Company, sent a demand letter threatening legal action against the Company and several former officers and directors claiming breach of a previously entered into settlement agreement and various other torts. Claims include $270,000 in cash, and 875,028 shares of IPEX stock. To the Company's knowledge, no lawsuit has been filed to date in connection with this threatened action, and the Company cannot predict the outcome of the claims at this time.

In addition, on February 7, 2006, a demand letter threatening legal action was sent by the former director's attorney to parties who provided investment banking services and legal services to the Company demanding payment of $5 million to investors and disgorgement of remuneration and fees. Subsequently, the parties who provided investment banking services named in the demand letter made a demand for indemnity to the Company with respect to the claims made by the former director. Specific claims against the Company were not made in this demand letter, and to the Company's knowledge, no lawsuit has been filed to date by the former director. However, the Company cannot be assured that claims against it related to these actions will not be forthcoming, and it cannot predict the outcome of any such potential claims at this time.

On April 19, a former officer and director of the Company, demanded that the Company pay the sums allegedly due, estimated to be at least $98,000 under a previously entered into consulting agreement with the Company. To the Company's knowledge, no lawsuit has been filed to date in connection with this threatened action, and the Company cannot predict the outcome of the claims at this time.

On April 26, 2006, a demand letter threatening legal action against the Company was sent by a former officer and director's attorney claiming that the Company breached a previously entered into severance agreement by failing to provide the alleged compensation owed pursuant to that agreement, demanding a cash payment equivalent to $376,500 in lieu of all stock and 357,159 stock options held by the former officer and director and continued performance of all other terms and conditions in the severance agreement. To the Company's knowledge, no lawsuit has been filed to date in connection with this threatened action, and the Company cannot predict the outcome of the claims at this time.

On April 4, 2006, a former officer and director of the Company, made a written demand to one of the insurance carriers for the Company, asserting claims against the Company and several current and former officers and directors. The former officer and director alleges claims for "conversion" of various wage and employee benefits, as well as contract damages including alleged oral promises to provide Company stock with an alleged value of over $3.7 million, and also claims that various unspecified torts caused him special and general damages, including severe emotional distress, of not less than $2 million. To the Company's knowledge, no lawsuit has been filed to date in connection with this threatened action, and the Company cannot predict the outcome of the claims at this time.

Indemnification Agreements

On January 23, 2006 two independent member of the Company's board of directors resigned, effective as of February 2, 2006. In connection with their resignations, the Company entered into indemnification agreements with each of the former directors, which requires the Company to indemnify the former directors to the extent not covered by the Company's directors' and officers' liability insurance.

On February 15, 2006 the Company's president and chief executive officer resigned effective as of January 18, 2006 and also resigned as a director of the Company effective February 15, 2006. In connection with the resignation, the Company entered into a severance agreement with, pursuant to which the former president, chief executive officer and director agreed to a mutual general release of each other from any and all claims relating to his employment or Board membership except with respect to rights pursuant to the severance agreement. Under the agreement the Company is obligated to: (a) issue 177,608 restricted shares of common stock and options to purchase 291,666 shares of common stock at a strike price of $2.71 per share and an expiration date of February 15, 2016; (b) 16,369 restricted shares of common stock and options to purchase 65,493 shares of common stock at a strike price of $2.36 per share with an expiration date of February 15, 2016 as compensation for his membership on the Company's Board of Directors; (c) 2,030 restricted shares of common stock as compensation for accrued vacation time; (d) provide six months of health insurance; and (e) the reimbursement for all outstanding business expenses accrued on behalf of the Company. In connection with the resignation, the Company entered into an indemnification agreement with the former president, chief executive officer and director which requires the Company to indemnify him to the extent not covered by the Company's directors' and officers' liability insurance.

SEC Informal Investigation

The SEC's Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of an internal investigation. This internal investigation was conducted in 2005 by the audit committee of Company's board of directors and independent counsel, and it was determined that a loan extended by the Company's wholly owned subsidiary, AICI Inc. to the former President, founder and sole shareholder of Jupiter Telecom, Inc., a predecessor in interest to the Company's current business, was a violation of the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, as amended. The Company is cooperating fully with the SEC informal investigation.

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

Commitments to Issue Common Stock

In connection with employment agreements with officers of the Company, the Company is obligated as of December 31, 2005 to issue a total of 1,784,234 shares of common stock.

On October 17, 2005 the Board of Directors agreed to award the Company's Chief Financial Offer 30,000 restricted common shares of the Company, valued at $2.36 per share, for his service to the Company. The shares are restricted to the earlier of one year or termination of employment. As of December 31, 2005 the shares had not yet been issued.

On May 17, 2005, the Company entered into a consulting agreement for the period of June 1, 2005 to December 31, 2005. In addition to a cash payment of $3,000 per month, the Company agreed to issue 2,500 shares on the last day of each month over the contract period. Effective November 30, 2005, the company suspended services under this agreement. The Company is obligated to issue 15,000 shares, valued at $48,325, as of December 31, 2005.

NOTE 12 - SUBSEQUENT EVENTS

In March of 2006, RGB Channel, Inc. Nevada was formed by the Company as a wholly owned subsidiary for the purpose of owning certain assets (collectively, the "RGB Assets") purchased by the Company pursuant to: (a) the Purchase Agreement dated June 7, 2005 by and among the Company, B Tech Ltd., Massimo Ballerini and Emanuele Boni; and (b) the Purchase Agreement dated June 7, 2005 by and among the Company, RGB Channel SRL, Emanuele Boni, Massimo Ballerini and B Tech Ltd. In connection with the formation of the subsidiary, 10,000,000 shares of RGB Channel have been issued to the company. No other shares have been issued. The Company has not yet transferred ownership of the RGB Assets to RGB Channel Nevada. RGB Channel Nevada has no separate business operations or assets to date.

On March 21, 2006 the Company entered into a Securities Purchase Agreement for the sale of $800,000 principal amount of 10% Secured Convertible Notes to four accredited investors. The Notes bear interest at the rate of 10% per annum and mature one year from the date of issuance. On the maturity date the outstanding principal amount of the Notes will automatically convert into shares of common stock of the Company's wholly owned subsidiary RGB Channel, Inc. Before the maturity date the holders may convert the outstanding principal amount of the Notes into either shares of the Company's common stock or shares of RGB Channel's common stock pursuant to the terms specified in the Securities Purchase Agreement.