Form 10QSB
period 2006-03-31
IPEX, INC
filed 2006-06-09
CIK 1258383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                                                        OF 1934
                                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 21, 2006,, the issuer had 14,944,721 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                 Consolidated Balance Sheets.................................  1
                 Consolidated Statements of Operations.......................  2
                 Consolidated Statements of Cash Flows.......................  3
                 Notes to Consolidated Financial Statements..................  4

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 15

Item 3.  Controls and Procedures............................................. 19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 21

Item 3.  Defaults Upon Senior Securities..................................... 21

Item 4.  Submission of Matters to a Vote of Security Holders................. 21

Item 5.  Other Information................................................... 21

Item 6.  Exhibits ........................................................... 21

SIGNATURES................................................................... 23

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                           IPEX, INC. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                       March 31,       December 31,
                                                                         2006              2005
                                                                     ------------      ------------
Assets
Current assets
   Cash and cash equivalents                                         $    339,992      $    297,233
   Accounts receivable, net                                             1,281,240         1,151,555
   Deferred financing costs                                             1,951,263                --
   Prepaid expenses and other current assets                              115,651            74,185
                                                                     ------------      ------------
      Total current assets                                              3,688,146         1,522,973

Property and equipment, net                                               151,765           158,566
Intangible assets                                                       6,462,760         6,459,200
Other assets                                                               11,708             2,612
                                                                     ------------      ------------

Total assets                                                         $ 10,314,379      $  8,143,351
                                                                     ============      ============

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                   $  1,379,789      $  1,396,687
  Convertible note                                                        800,000                --
  Accrued compensation - directors                                        188,972           165,469
  Accrued services - related parties                                       86,400            78,900
  Accrued expenses and other liabilities                                  162,974            49,308
                                                                     ------------      ------------
     Total current liabilities                                          2,618,135         1,690,364

Stockholders' equity
   Preferred stock, .01 par value, 52,500,000 shares authorized, no shares issued and outstanding at March 31, 2006 and
     December 31, 2005                                                         --                --
   Common stock, par value .001, 75,000,000 shares authorized,
     14,944,721 shares issued and outstanding at March 31, 2006
     and December 31, 2005                                                 14,944            14,944
   Additional paid in capital                                          14,826,233        13,284,174
   Common stock to be issued                                              434,687           395,587
   Accumulated deficit                                                 (7,579,620)       (7,241,718)
                                                                     ------------      ------------
      Total stockholders' equity                                        7,696,244         6,452,987
                                                                     ------------      ------------
      Total liabilities and stockholders' equity                     $ 10,314,379      $  8,143,351
                                                                     ============      ============

                 See accompanying notes to financial statements

                           IPEX, INC. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                       2006            2005
                                                   ------------    ------------

Trading revenues                                   $  3,307,770       1,801,886

Cost of trading revenues
    Supplier costs                                    3,164,230       1,720,480
    Switch costs                                         22,303          14,203
                                                   ------------    ------------
Total cost of trading revenues                        3,186,533       1,734,683
                                                   ------------    ------------

Gross profit                                            121,237          67,203

Selling, general and administrative expenses            364,566         216,577

Selling, general and administrative expenses -
    related parties                                      37,500              --

                                                   ------------    ------------
Loss from operations                                   (280,829)       (149,374)

Other income (expense)
    Interest expense- net                               (56,275)             --
                                                   ------------    ------------

Net loss before income tax expense                     (337,104)       (149,374)
                                                   ------------    ------------

Income tax expense                                          800             800

                                                   ------------    ------------
Net loss                                           $   (337,904)   $   (150,174)
                                                   ============    ============

Loss per share - basic and diluted                 $      (0.02)   $      (0.01)
                                                   ============    ============

Weighted average shares outstanding -
    basic and diluted                                14,944,721      25,201,121
                                                   ============    ============

                 See accompanying notes to financial statements

                        IPEX, INC. and Subsidiaries
                   Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                            2006             2005
                                                                       ------------      ------------
Cash flows from operating activities:
  Net loss                                                             $   (337,904)     $   (150,174)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization                                               9,758             1,740
  Amortization of deferred financing costs                                   54,965                --
  Stock based compensation                                                 (288,069)               --
  (Increase) decrease in operating assets:
    Accounts receivable                                                    (129,685)       (2,240,124)
    Deferred costs                                                               --        (1,980,000)
    Prepaid expenses and other current assets                               (41,466)          (43,714)
    Other assets                                                             (9,096)           (2,612)
  Increase (decrease) in operating liabilities:
    Accounts payable                                                        (16,896)        1,759,686
    Accrued compensation- directors                                          23,503                --
    Accrued services - related parties                                        7,500                --
    Accrue expenses and other current liabilities                           (23,334)               --
    Deferred revenue                                                             --         2,140,000
                                                                       ------------      ------------
  Net cash used in operating activities                                    (750,724)         (515,198)

Cash flows from investing activities:
  Purchases of property and equipment                                        (2,957)          (32,325)
  Purchases of property and equipment                                        (3,560)               --
                                                                       ------------      ------------
  Net cash used in investing activities                                      (6,517)          (32,325)

Cash flows from financing activities:
  Proceeds from convertible note                                            800,000                --
  Note receivable issued                                                         --          (400,000)
  Proceeds from private placement                                                --         3,240,020
                                                                       ------------      ------------
  Net cash provided by financing activities                                 800,000         2,840,020
                                                                       ------------      ------------

Net increase in cash                                                         42,759         2,292,497

Cash and cash equivalents - beginning of period                             297,233               759
                                                                       ------------      ------------

Cash and cash equivalents - end of period                              $    339,992      $  2,293,256
                                                                       ============      ============

Supplemental disclosures of cashflow information:
Interest paid                                                          $         --      $         --
Taxes paid                                                             $         --      $         --

Non - Cash Investing and Financing Activities:
Warrants issued in connection with private placement                   $         --      $    507,662
Deferred financing costs- warrant anti-dilution adjustment             $  2,006,228      $         --

                 See accompanying notes to financial statements

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has a working capital deficit of as of March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. In March 2006 the Company completed an $800,000 bridge financing through the issuance of secured convertible notes payable, which is expected to satisfy its working capital requirements through June 15, 2006. Management is working on raising additional capital required to execute its business strategy, through debt or equity financing.

In addition, the Company has implemented changes in management, and has purchased imaging related intellectual property which it believes can be developed and marketed successfully. Management believes its financing efforts will provide adequate working capital and that changes in management and other changes to the business will contribute toward achieving profitability. However, there can be no assurances that management will be successful in raising the additional required capital, that changes in management will be effective or that the newly acquired technology can be successfully developed and marketed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements of IPEX, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The consolidated balance sheet as of December 31, 2005 was derived from the Company's audited financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which has been filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2006 and 2005 may not be indicative of the results that may be expected for the full fiscal year.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts and operations of IPEX, Inc. and its wholly owned subsidiaries, AICI, Inc and RGB Channel, Inc. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on deposit and highly liquid investments with original maturity dates of three months or less when purchased.

Accounts Receivable

The Company uses the allowance method for uncollectible accounts. The allowance is estimated based on historical experience and periodic review of the current status of accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $200,000 at March 31, 2006 and at December 31, 2005.

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

Stock-Based Compensation

The Company has adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share-Based Payment," that requires corporations to recognize expense for awards of stock options or other equity instruments to employees using the fair value method. The Company uses a Black-Scholes valuation model to determine fair value.

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

The Company's customer base is made up of a large number of geographically diverse customers however, the Company's five top customers represent approximately 64% of the total revenues. Also, the Company five top vendors represent approximately 37% of the Company's cost of sales. The Company performs credit evaluations of its customers and requires collateral if their credit doesn't meet the Company's standards.

Fair Value of Financial Instruments

The Company's financial instruments at March 31, 2006 and 2005 consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. As of March 31, 2006 and 2005, the Company did not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximate their fair value, based upon their short-term nature.

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

New Accounting Pronouncements

In February 2006, the FASB released Statement No. 155, Accounting for Certain Hybrid Financial Instruments , ("SFAS No. 155"). SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005:

                                                    2006            2005
                                                 ---------       ---------
        Equipment                                $ 184,438       $ 181,912
        Furniture and fixtures                      11,369          10,938
                                                 ---------       ---------
                                                   195,807         192,850
        Less: accumulated depreciation             (44,042)        (34,284)
                                                 ---------       ---------
     Property and equipment, net                 $ 151,765       $ 158,566
                                                 =========       =========

Depreciation expense was $9,758 and $1,740 for the quarters ended March 31, 2006 and March 31, 2005 respectively.

NOTE 5 - INTANGIBLE ASSETS - INTELLECTUAL PROPERTY RIGHTS

On June 7, 2005, the Company entered into a purchase agreement with RGB Channel SRL, B Tech Ltd., Massimo Ballerini and Emanuele Boni. Under the agreement, the Company purchased certain intellectual property rights including image processing algorithms, encoder software, decoder software, digital image enhancement tools and encryption algorithms to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the internet. As of March 31, 2006, the Company capitalized a total of $337,260 in connection with these rights including $275,000 paid for the intellectual property rights and $62,260 in legal fees.

The Company entered into a second purchase agreement dated June 7, 2005 between B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). The technology purchased under the B Tech Agreement includes quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchase price for the B Tech Assets totaled $6,000,000 of the Company's common stock, which according to the B Tech Agreement was to be paid through the issuance of the Company's common stock. The Company issued 1,905,055 shares of common stock for a total purchase price of $6,125,500, which includes $125,500 in legal fees. As of March 31, 2006, the Company has intellectual property totaling $6,462,760 recorded as an asset.

NOTE 6 - CONVERTIBLE NOTES

On March 21, 2006 the Company entered into a Securities Purchase Agreement for the sale of $800,000 principal amount of 10% Secured Convertible Notes ("Convertible Notes") to four accredited investors. The Convertible Notes bear interest at the rate of 10% per annum and mature one year from the date of issuance. On the maturity date the outstanding principal amount of the Convertible Notes will automatically convert into shares of common stock of the Company's wholly owned subsidiary RGB Channel, Inc. Before the maturity date the holders may convert the outstanding principal amount of the Convertible Notes into either shares of the Company's common stock or shares of RGB Channel's common stock. In accordance with the terms of the Securities Purchase Agreement, if the Convertible Notes are converted into shares of the Company's common stock, the conversion price of the Convertible Notes is $1.00 per share. If the convertible Notes are converted into shares of common stock of RGB Channel, Inc. the conversion price will equal the lesser of (a) $0.50, or (b) the price at which, at any time while the Convertible Notes are outstanding, RGB Channel, Inc. sells shares of its common stock or any other securities convertible into or exchangeable for RGB Channel, Inc. common stock. The conversion price of the Convertible Notes is subject to adjustment based on anti-dilution provisions included in the Securities Purchase Agreement.

In connection with the sale of the Convertible Notes, the Company and RGB Channel entered into a Security Agreement granting the purchasers of the Convertible Notes a security interest in the RGB Assets and all intellectual property related to the RGB Assets to secure the Company's and RGB Channel's obligations pursuant to the terms of the Convertible Notes. Accrued interest expense related to the Convertible Notes is $2,192 as of March 31, 2006.

NOTE 7 - RELATED PARTY AGREEMENTS

Consulting Agreement - Significant Shareholder and Former Officer and Director

On February 2, 2006 the Company entered into a consulting agreement with a significant shareholder who is also a former officer and director of the company ("consultant") under which the consultant would provide business consulting services to the Company in connection with the continuing development of the RGB intellectual property assets acquired by the Company during 2005. The term of the agreement was for one year, with a retroactive effective date of June 22, 2005, and provided for annual compensation of $150,000. The agreement provided that either the Company or the consultant may terminate the consulting agreement at any time upon delivery of 30 days prior written notice of termination, and that the Company may terminate the consulting agreement at any time for "cause," as defined in the agreement. During the quarter ended March 31, 2006, $37,500 is included in related party selling, general and administrative expenses, and as of March 31, 2006 a total of $86,400 is included in accrued services - related parties, in connection with this agreement. On March 31, 2006 the Company terminated this agreement.

NOTE 8 - STOCK BASED EMPLOYEE COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. The Company adopted SFAS 123(R) as of January 1, 2005. Prior to the adoption date, there were no stock options or other equity-based compensation awards outstanding.

A summary of stock option activity for the three months ended March 31, 2006 is presented below:

                                                               Weighted-        Weighted-
                                                               Average          Average Remaining
                                             Number of         Exercise         Contractual Life
                                             Shares            Price            (Years)
                                             ---------         ------------     -----------------
Outstanding- December 31, 2005               3,875,000         $    3.21        8.8
Granted                                        377,159         $    2.56        9.5
Exercised                                           --                --
Expired                                             --                --
                                             ---------
Cancelled                                   (3,500,000)               --        9.3
Options Outstanding - March 31, 2006           752,159         $    3.23        6.9
Options Exercisable - March 31, 2006           752,159         $    3.23        6.9

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the quarter ended March 31, 2006, the following assumptions were used: volatility of 100%, expected life of 10 years, risk free interest rate 4.5% and dividend yield of 0%.

No options were granted during the three months ended March 31, 2005. During the quarter ended March 31, 2006 a total of 377,159 options were granted at exercise prices ranging from $1.00 to $2.71 per share, and a total of 3,500,000 previously issued options were cancelled. During the three months ended March 31, 2006 stock-based compensation totaling approximately $342,193 was recorded by the Company based on vesting of options and restricted stock grants, and stock based compensation expense totaling 1,335,783, recognized in connection with the 3,500,000 cancelled options, was credited. As of March 31, 2006, total unrecognized compensation cost related to unvested stock options was $137,976 which is expected to be recognized over a weighted average period of approximately of less than one year.

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 52,500,000 shares of $.001 par value preferred stock. As of March 31, 2006 and December 31, 2005 no preferred stock is issued or outstanding.

Common Stock

The Company has authorized 75,000,000 shares of $.01 par value common stock, of which 14,944,721 shares are issued and outstanding as of March 31, 2006 and December 31, 2005.

Warrants

In connection with sale of the Convertible Notes in March 2006 (see Note 6), the anti-dilution clause related to a total of 3,500,000 warrants issued in connection with a private placement in 2005 was triggered. This resulted in the issuance of 2,625,000 additional warrants, with an exercise price of $1.00 per share. In addition the exercise price with respect to 1,750,000 of the original
3.5 million warrants was reduced from $1.50 to $1.00 per share, and the exercise price with respect to 1,750,000 of the original 3.5 million warrants was reduced from $2.00 to $1.00 per share. The company recorded deferred financing costs and an increase to additional paid in capital of $2,006,228 during the three months ended March 31, 2006 in connection with these adjustments. The deferred financing costs are being amortized as interest expense over the one-year term of the notes.

Following is a summary of activity related to warrants as of March 31, 2006:

                                      Number of         Weighted-     Weighted-
                                      Warrants          Average       Average Remaining
                                      Outstanding       Exercise      Contractual Life (years)
                                      -----------       --------      ------------------------
Outstanding, December 31, 2005         3,952,857       $  1.67          3.9
Granted                                2,625,000       $  1.00          4.0
Exercised                                     --            --           --
Expired                                       --            --           --
                                       ---------
Outstanding, March 31, 2006            6,577,857       $  1.01          4.0

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Severance Agreement

On February 15, 2006 the Company's president and chief executive officer resigned effective as of January 18, 2006 and also resigned as a director of the Company effective February 15, 2006. Under a Severance Agreement entered into February 15, 2006, the Company is obligated to: (a) issue 177,608 restricted shares of common stock and options to purchase 291,666 shares of common stock at a strike price of $2.71 per share with an expiration date of February 15, 2016;
(b) issue 16,369 restricted shares of common stock and options to purchase 65,493 shares of common stock at a strike price of $2.36 per share with an expiration date of February 15, 2016 as compensation for his membership on the Company's Board of Directors; (c) issue 2,030 restricted shares of common stock as compensation for accrued vacation time; (d) provide six months of health insurance; and (e) reimburse all outstanding business expenses accrued on behalf of the Company. As of March 31, 2006 the options and shares of restricted common stock owed pursuant to the severance agreement had not been issued. Based on the above consideration, the company recognized non-cash expenses totaling $705,521 during the quarter ended March 31,2006. In connection with this agreement, previously issued options to purchase 3,500,000 shares of common stock were cancelled. Under the provisions of SFAS No.123(R), the replacement of previously issued options with new options is considered to be a modification of the original award. SFAS No.123(R) further provides that if, at the date of the modification, the service condition of the original award is not expected to be satisfied because the employee cannot render the requisite service, compensation cost recognized as of the modification date for the original award would be reversed at the modification date. Accordingly, during the quarter ended March 31, 2006 the Company reversed $1,335,783 of compensation cost previously recognized in connection with the original award.

Litigation

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

On May 11, 2006, a former officer and director of the Company, filed a lawsuit against the Company in the Superior Court of the State of California for the County of San Diego. The complaint alleges that the Company breached its severance agreement, with the former officer and director among other things, failing to issue certain securities to the plaintiff and that the Company breached the employment agreement by breaching the severance agreement. The former officer and director is seeking to rescind his severance agreement with the Company and is seeking a judicial determination that his employment agreement is valid and enforceable, that the Company breached the employment agreement, that the severance agreement is rescinded, alternatively that the Company has breached the severance agreement, and that the Company's indemnity obligations under the former officer's and director's indemnification agreement with the Company have arisen. The former officer and director is also seeking an unspecified amount of damages. The Company is not able to predict the outcome of this litigation at this time.

Threatened Litigation and Claims

On February 7, 2006, a former director of the Company sent a demand letter threatening legal action against the Company and several former officers and directors claiming breach of a previously entered into settlement agreement and various other torts. Claims include $270,000 in cash, and 875,028 shares of the Company's stock. To the Company's knowledge, no lawsuit has been filed to date in connection with this threatened action, and the Company cannot predict the outcome of the claims at this time.

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

Lease Agreement

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

Commitments to Issue Common Stock

In connection with employment agreements with officers of the Company, the Company is obligated as of March 31, 2006 to issue a total of 1,784,234 shares of common stock.

 On July 11, 2005, the Company entered into a consulting agreement for the period of June 1, 2005 to December 31, 2005. In addition to a cash payment, the Company agreed to issue 2,500 shares on the last day of each month over the contract period. The Company is obligated to issue 15,000 shares as of December 31, 2005 of which the fair value of the shares to be issued is $48,325. As of March 31, 2006 the shares had not been issued.

On October 17, 2005 the Board of Directors agreed to award the Company's Chief Financial Officer 30,000 restricted common shares of the Company, valued at $2.36 per share, for his service to the Company. The shares are restricted to the earlier of one year or termination of employment. As of March 31, 2006 the shares had not yet been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RGB IMAGING

      The purchased RGB Assets and B Tech Assets are the foundation of unique digital image enhancement and compression technologies that the current management believes are patentable for the purposes of producing marketable imaging applications. The company is working to develop applications that range from still image enhancement to improved streaming compression ratios.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred losses during each the past two fiscal years. For the years ended December 31, 2005 and 2004, the Company generated revenue of $12,332,093 and $6,716,114, respectively, and incurred net losses of $6,843,098 and $398,620, respectively. For the three months period, ending March 31, 2006 and March 31, 2005 the Company incurred losses of 337,904 and 150,174, respectively, and as of March 31, 2006, had an accumulated deficit of $7,579,620. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company received $800,000 from a private placement of 10% Secured Convertible Notes to accredited investors on March 21, 2006. Based on the Company's current cash and other current assets including accounts receivable and available for sale securities, management believes the Company has sufficient liquidity to fund operations for the next month. Beyond that, additional funding is required for the Company to continue as a going concern. Management believes the Company will require an additional $4,000,000 to develop its VoIP operations and the RGB technology and to continue operations for the twelve months subsequent to the date this report is filed. The Company intends to seek outside debt and/or equity financing through private placements to accredited investors and may request voluntary exercise of outstanding warrants. The Company has no definitive plans or agreements in place to obtain such additional financing and the Company cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company may have to discontinue operations. In addition, any equity financing obtained may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to the Company's common stock, and any debt financing obtained must be repaid regardless of whether or not the Company generates profits or cash flows from its business activities and may worsen the Company's financial condition.

      The Company's cash and cash equivalents totaled $339,992 and $297,233 on March 31, 2006 and March 31, 2005, respectively. Cash (including cash equivalents) used in operating activities was $750,724 for the quarter ended March 31, 2006 compared to cash used by operating activities of $515,198 in the quarter ended March 31, 2005. The increase in cash used resulted primarily from the increased net loss and other changes in operating assets and liabilities.

      Accounts receivable, net at March 31, 2006 was $1,281,240 as compared to $1,151,555 on March 31, 2005. The increase in accounts receivable is attributable to the increase in telecommunications traffic on longer payment cycles as result of the Company extending higher levels of credit.

      Net cash used in investing activities was $6,517 and $32,325 for the quarters ended March 31, 2006 and March 31, 2005 respectively. The cash used was for the purchase of office furniture and equipment.

      Net cash provided by financing activities was $800,000 and $2,840,020 for the quarters ended March 31, 2006 and March 31, 2005 respectively. The $800,000 is from the sale of short term notes at 10% interest and convertible to stock one year from March 21, 2006 sold to four accredited investors. The $2,840,020 was the result of the private placement of $3,240,020 on March 18, 2005 less a note receivable issued for $400,000.

      As of March 31, 2006 trade payables were $1,379,789 as compared to $1,396,687 as of March 31, 2005. This is a decrease of $16,898 even though vendor costs increased to $3,186,533 from $1,734,683 from the prior year quarter ending March 31.

RESULTS OF OPERATIONS

      Sales for the quarter ended March 31, 2006 rose by 84% to $3,307,770 as compared to sales of $1,801,886 from the prior year quarter ended March 31, 2005. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement on March 18, 2005 allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and two Tier 1 carriers under net 30 terms thereby increasing the number of overall customers. The 84% increase in sales is almost entirely attributable to the extension of credit that was made possible by the increase in working capital. The addition of a few new Tier 3 customers added marginally to the increase in sales.

      Cost of sales for the quarter ended March 31, 2006 rose by 84% to $3,186,533 as compared to cost of sales of $1,734,683 from the prior year quarter ended quarter ended March 31, 2005. The increase in cost of sales is directly attributable to the increase in sales. The cost of sales as a percentage of sales for the quarter ended March 31, 2006 remained relatively constant at 96% compared to 96% for the quarter ended March 31, 2005.

      Gross profit for the quarter ended March 31, 2005 was $121,237 as compared to $67,203 from the prior year quarter ended March 31, 2005. The gross profit percentage has remained constant at approximately 4% of sales.

      Selling, general and administrative expenses for the quarter ended March 31, 2006 were $364,566 compared to $216,577 for the quarter ended March 31, 2005, representing an increase of $147,989. Selling, general and administrative expenses increased during 2006 primarily due to increased salaries and wages related to management personnel.

      Net loss for the year ended quarter ended March 31, 2006 was $337,904 compared to the net loss of $150,174 for the year ended March 31, 2006. The net loss for the year ended is primarily attributable to the increased expenses discussed above.

Convertible Notes

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

Resignation of Directors and Officers

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

Consulting Agreement

      On February 2, 2006 the Company entered into a consulting agreement with Wolfgang Grabher, a significant shareholder who is also a former officer and director of the Company, to provide business consulting services to the Company. The consulting agreement is retroactive to June 22, 2005 and expires on June 22, 2006. The Company agreed to pay Mr. Grabher $150,000 per year pursuant to the agreement and to reimburse Mr. Grabher for any reasonable out-of-pocket expenses, provided that Mr. Grabher must obtain the prior written approval from the Company for any such expenses that individually or in the aggregate, exceed $150. Either the Company or Mr. Grabher may terminate the consulting agreement at any time upon delivery of 30 days prior written notice of termination. In addition, the Company may terminate the consulting agreement at any time for "cause," defined as the willful misconduct of Mr. Grabher or his agents, Mr. Grabher's failure to perform the services required by the agreement, the causing of intentional damage to the tangible or intangible property of the Company by Mr. Grabher or his agents, the conviction of Mr. Grabher of any felony or other crime involving moral turpitude, the performance of any dishonest or fraudulent act by Mr. Grabher or any of his agents which is determined in good faith by the Company's Board of Directors to be materially detrimental to the best interests of the Company or its stockholders or affiliates, or a breach of the consulting agreement by Mr. Grabher. A payment of $30,000 was made to Mr. Grahber on the date the consulting agreement was entered into. The agreement was terminated by the Company on March 31, 2006. No payment other than the initial $30,000 has been made to Mr. Grabher

Leases

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

Commitments and Contingencies

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

ITEM 3. CONTROLS AND PROCEDURES.

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2006. The assessment identified the following material weaknesses in the Company's internal control over financial reporting:

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

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

      On May 11, 2006, Gerald Beckwith, a former Chief Executive Officer and former Chairman of the Board of Directors of the Company, filed a lawsuit against the Company in the Superior Court of the State of California for the County of San Diego (Case No. GIC 865854). The complaint alleges that the Company breached its severance agreement with Mr. Beckwith by, among other things, failing to issue certain securities to the plaintiff and that the Company breached Mr. Beckwith's employment agreement by breaching the severance agreement. Mr. Beckwith is seeking to rescind his severance agreement with the Company and is seeking a judicial determination that his employment agreement is valid and enforceable, that the Company breached the employment agreement, that the severance agreement is rescinded, alternatively that the Company has breached the severance agreement, and that the Company's indemnity obligations under Mr. Beckwith's indemnification agreement with the Company have arisen. Mr. Beckwith is also seeking an unspecified amount of damages.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On March 21, 2006 the Company sold $800,000 principal amount of 10% Secured Convertible Notes (the "Notes") to four accredited investors. The Notes bear interest at the rate of 10% per annum and mature one year from the date of issuance. On the maturity date the outstanding principal amount of the Notes will automatically convert into shares of common stock of the Company's wholly owned subsidiary RGB Channel, Inc., a Nevada corporation ("RGB Channel"). Before the maturity date the holders may convert the outstanding principal amount of the Notes into either shares of the Company's common stock or shares of RGB Channel's common stock. If converted into shares of the Company's common stock the conversion price of the Notes is $1.00 per share (the "IPEX Conversion Price"). If converted into shares of common stock of RGB Channel the conversion price will equal the lesser of (the "RGB Conversion Price"): (a) $0.50, or (b) the price at which, at any time while the Notes are outstanding, RGB Channel sells shares of its common stock or any other securities convertible into or exchangeable for RGB Channel common stock. The conversion price of the Notes is subject to adjustment in certain circumstance described in the Notes. The sale of the Notes was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5. OTHER INFORMATION.

      Not applicable.

ITEM 6. EXHIBITS.

Exhibit
Number                                      Description
--------------------------------------------------------------------------------

4.1 Form of Class A Warrant (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

4.2 Form of Class B Warrant (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 22, 2005)

4.3 Form of 10% Secured Convertible Note issued March 21, 2006 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 21, 2006)

10.1              Indemnification Agreement with Darrell Grimsley, Jr.
                  (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 6,
                  2006)

10.2 Indemnification Agreement with Alice Campbell (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.3 Severance Agreement and Covenants dated February 15, 2006 between IPEX, Inc. and Gerald Beckwith (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 17, 2006)

10.4 Indemnification Agreement dated February 15, 2006 between IPEX, Inc. and Gerald Beckwith (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 17, 2006)

10.5 Consulting Agreement entered into as of February 2, 2006 by and between Wolfgang Grabher and IPEX, Inc. (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on May 11, 2006)

10.6              Lease dated March 8, 2006 by and between LJMG, Inc. d.b.a.
                  First Choice Executive Suites and IPEX, Inc. (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on May 11, 2006)

10.7 Office Lease Agreement dated as of February 28, 2006 by and between Gehr Development Florida, LLC and IPEX, Inc. (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on May 11, 2006)

10.8 Securities Purchase Agreement dated March 21, 2006 by and among IPEX, Inc., RGB Channel, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 21, 2006)

10.9 Security Agreement dated March 21, 2006 by and among IPEX, Inc., RGB Channel, Inc. and the secured parties signatory thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 21,
                  2006)

31.1* Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2* Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1* Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2* Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

------------------------------
* Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IPEX, INC.


Date: June 9, 2006                      By:   /s/ Sothi Thillairajah
                                             -----------------------------------
                                             Sothi Thillairajah
                                             Chief Executive Officer


Date: June 9, 2006                      By:   /s/ Russell Ingledew
                                             -----------------------------------
                                             Russell Ingledew
                                             Chief Financial Officer